Form 10-Q
period 2006-06-30
CPG INTERNATIONAL INC.
filed 2006-08-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  333-134089

CPG International Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2779385
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

801 Corey Street, Scranton, PA	18505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (570) 346-8797

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 14, 2006, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

EXPLANATORY NOTE

Presentation of Financial Information

On May 10, 2005, we consummated the transaction (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”).  CPG International Inc., formerly known as Compression Polymers Holding II Corporation, a Delaware corporation (the “Successor”) and its wholly owned subsidiary, CPG International I Inc. (“CPG”), formerly known as Compression Polymers Holding Corporation , were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction.  Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

All references in this report to the “Company,” “we,” “our” or “us” (and similar terms) mean (1) the Predecessor for periods ending on or prior to May 10, 2005, and (2) the Successor for periods beginning after May 10, 2005, in each case together with its consolidated financial subsidiaries.

As a result of the Transaction and resulting change in control and change in historical cost basis of accounting, we are required to present separately the operating results for the Predecessor periods up to and including the closing date of the Transaction (May 10, 2005) and the Successor periods following the closing date of the Transaction (May 11, 2005 and thereafter). The financial statements and operating results identified in this report as belonging to the “Predecessor” are those of Compression Polymers Holdings LLC, the parent entity existing for all periods shown prior to the completion of the Transaction.  For the period beginning after the Transaction, the financial statements and operating results presented herein are those of the Successor.  The Successor has guaranteed the Senior Floating Rate Notes due 2012 and the 10½% Senior Notes due 2013 of CPG, collectively, the “outstanding notes”, and, as a result, although CPG is the issuer of the outstanding notes, as required by SEC rules, the financial statements included herein for periods beginning after the Transaction are that of the Successor, unless otherwise noted.  The Successor has no interests, operations or activities other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Successor included herein.

CPG INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CPG International Inc.
F/KA Compression Polymers Holding II Corporation
And Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)
(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$5,498	$14,785
Receivables:
Trade, less allowance for doubtful accounts of $1,437 and $820 in 2006 and 2005, respectively	31,599	14,769
Income taxes	—	1,743
Inventories	40,895	44,691
Deferred income taxes	6,654	3,313
Prepaid expenses and other	4,905	4,726
Total current assets	89,551	84,027

Property and equipment—net	77,631	70,749
Goodwill	235,120	213,682
Intangible assets —net	91,816	86,611
Deferred financing costs—net	10,286	9,849
Total assets	$504,404	$464,918

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable—primarily trade	$25,816	$34,014
Current portion of capital lease	28	—
Current portion of long-term debt obligations	6,043	71
Accrued interest	14,600	11,088
Accrued expenses	8,516	6,032
Total current liabilities	55,003	51,205

Deferred income taxes	42,582	39,725
Capital lease obligation—less current portion	1,553	1,517
Long-term debt—less current portion	245,146	215,014

Commitments and contingencies

Shareholder’s equity:
Common shares, $0.01 par value: 1,000 units authorized; 10 issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	165,066	165,066
Retained deficit	(4,946)	(7,609)
Total shareholder’s equity	160,120	157,457
Total liabilities and shareholder’s equity	$504,404	$464,918

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Successor		Predecessor
		Period	Period
	Three Months Ended	May 11, 2005 to	April 1, 2005 to
	June 30, 2006	June 30, 2005	May 10, 2005

Net sales	$66,695	$30,419	$17,243
Cost of sales	(50,180)	(23,697)	(13,075)
Gross margin	16,515	6,722	4,168
Selling, general and administrative expenses	(9,981)	(3,463)	(15,660)
Operating income (loss)	6,534	3,259	(11,492)

Other income (expenses):
Interest expense	(8,061)	(8,302)	483
Interest income	45	19	13
Miscellaneous—net	(189)	(40)	(64)
Total other expenses—net	(8,205)	(8,323)	432

Loss before income tax benefit (expense)	(1,671)	(5,064)	(11,060)
Income tax benefit (expense)	695	—	(60)
Net loss	$(976)	$(5,064)	$(11,120)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Successor		Predecessor
		Period	Period
	Six Months Ended	May 11, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	May 10, 2005

Net sales	$144,761	$30,419	$81,931
Cost of sales	(107,286)	(23,697)	(58,854)
Gross margin	37,475	6,722	23,077
Selling, general and administrative expenses	(18,750)	(3,463)	(21,905)
Operating income	18,725	3,259	1,172

Other income (expenses):
Interest expense	(14,299)	(8,302)	(1,906)
Interest income	74	19	46
Miscellaneous—net	(225)	(40)	(384)
Total other expenses—net	(14,450)	(8,323)	(2,244)

Income (loss) before income taxes	4,275	(5,064)	(1,072)
Income tax expense	(1,612)	—	(3,060)
Net income (loss)	$2,663	$(5,064)	$(4,132)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Successor		Predecessor
		Period	Period
(Dollars in thousands)	Six Months Ended June 30, 2006	May 11, 2005 to June 30, 2005	January 1, 2005 to May 10, 2005
Cash flows from operating activities:
Net income (loss)	$2,663	$(5,064)	$(4,132)
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Write-off of deferred financing fees	—	5,032	—
Depreciation and amortization	6,373	818	2,171
Amortization of deferred financing fees classified as interest	780	—	—
Deferred income tax provision	1,428	—	(414)
Non-cash interest charge	5	—	—
Loss on disposition of fixed asset	2	—	—
Vesting of restricted units	—	—	12,800
Change in certain assets and liabilities:
Trade receivables	(11,779)	(1,990)	(4,687)
Inventories	5,961	4,951	2,398
Prepaid expenses and other current assets	1,773	(663)	1,006
Accounts payable—primarily trade	(11,417)	(3,973)	(720)
Accrued expenses and interest	4,663	2,805	3,538
Net cash provided by operating activities	452	1,916	11,960
Cash flows used in investing activities—
Acquisition of equity interest in Predecessor	—	(210,910)	—
Acquisition of Santana, net of cash received	(34,125)	—	—
Purchases of property and equipment	(10,510)	(2,024)	(4,489)
Proceeds from disposition of fixed asset	9	—	—
Net cash used in investing activities	(44,626)	(212,934)	(4,489)
Cash flows from financing activities—
Additional paid in capital	—	128,368	—
Proceeds from long-term obligations	30,150	220,000	—
Proceeds from revolving credit facility	6,000	—	—
Payments on long-term obligations	(46)	(138,461)	(3,820)
Payments of financing fees	(1,217)	—	—
Preferred unit contributions	—	—	509
Net cash provided by (used in) financing activities	34,887	209,907	(3,311)
Net (decrease) increase in cash and cash equivalents	(9,287)	(1,111)	4,160
Cash and cash equivalents—Beginning of period	14,785	6,857	2,697
Cash and cash equivalents—End of period	$5,498	$5,746	$6,857
Supplemental disclosures:
Cash paid for interest	$11,367	$3,308	$1,756
Capital expenditures in accounts payable	$540	$—	$—
Increase in value of restricted common units	$—	$—	$176

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).   The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year.  All dollar amounts in the tables herein are stated in thousands unless otherwise indicated.

On May 10, 2005, CPG International Inc., formerly known as Compression Polymers Holding II Corporation, a Delaware corporation (the “Successor”) consummated the acquisition (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”).  CPG International I Inc., formerly known as Compression Polymers Holding Corporation, a Delaware corporation (“CPG”) and the Successor were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction.  Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

All references herein to the “Company” mean (1) the Predecessor for the periods ending on or prior to May 10, 2005, and (2) the Successor for the periods beginning after May 10, 2005.

As a result of the Transaction and resulting change in control and change in historical cost basis of accounting, the Company is required to present separately the operating results for Predecessor periods up to and including the closing date of the Transaction (May 10, 2005) and the Successor periods following the closing date of the Transaction (May 11, 2005 and thereafter). The financial statements and operating results identified as belonging to the Predecessor are those of Compression Polymers Holdings LLC, the parent entity existing for all periods shown prior to the completion of the Transaction. For the periods beginning after the Transaction, the financial statements and operating results presented herein are those of the Successor. The Successor has guaranteed debt securities of CPG, and, as a result, although CPG is the issuer of the debt securities, as required by SEC rules, the financial statements included herein for the periods beginning after the Transaction are that of the Successor, unless otherwise noted. The Successor has no interests, operations or activities other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Successor included herein. See Note 13 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

Product Warranties

The Company provides a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Components of the reserve for warranty costs are as follows:

	Successor		Predecessor
(dollars in thousands)	Three Months Ended June 30, 2006	May 11, 2005 to June 30, 2005	April 1, 2005 to May 10, 2005
Beginning balance	$1,861	$1,786	$—
Additions related to sales	—	187	1,847
Warranty costs incurred	(4)	(187)	(61)
Ending balance	$1,857	$1,786	$1,786

	Successor		Predecessor
(dollars in thousands)	Six Months Ended June 30, 2006	May 11, 2005 to June 30, 2005	January 1, 2005 to May 10, 2005
Beginning balance	$1,786	$1,786	$—
Additions related to sales	103	187	2,010
Warranty costs incurred	(32)	(187)	(224)
Ending balance	$1,857	$1,786	$1,786

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at June 30, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value

Notes	$251,189	$250,943

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2005 are:

(dollars in thousands)	Carrying Value	Fair Value

Notes	$215,085	$208,394

All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R is effective for companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position, since the Company has no stock based compensation plans in existence at this time.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of this interpretation on its financial statements.

2.                                      SEGMENT INFORMATION

The Company operates the following two business units: Vycom Corp. (“Vycom”) that includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), formerly known as Compression Polymers Corp., which includes highly engineered fabricated products such as synthetic bathroom and locker products.  The components of each business unit are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer, and President and Chief Operating Officer), regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance.  The Company evaluates each segment’s performance based on gross margin and net income.  The accounting policies for the reportable segments are the same as those for the Company.  Intersegment sales and transfers are based on resin prices plus an appropriate margin and are reviewed periodically by management.  Corporate overhead costs, which include corporate salary and employee benefit costs, as well as information technology and corporate related professional fees (including accounting and legal fees) are not allocated to segments, and as such are presented separately.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2006:

(Dollars in thousands)	Vycom	Scranton Products	Corporate	Eliminations	Consolidated

Net sales to external customers	$38,618	$28,077	$—	$—	$66,695
Intersegment net sales	696	97	—	(793)	—
Total net sales	$39,314	$28,174	$—	$(793)	$66,695
Cost of sales	(30,461)	(20,512)	—	793	(50,180)
Gross margin	8,853	7,662	—	—	16,515
Selling, general and administrative expenses	(5,254)	(2,837)	(1,890)	—	(9,981)
Operating income (loss)	$3,599	$4,825	$(1,890)	$—	$6,534

Reconciliation of segment operating income to net income (loss):
Operating income (loss)	$3,599	$4,825	$(1,890)	$—	$6,534
Interest expense	(4,723)	(3,338)	—	—	(8,061)
Interest income	13	32	—	—	45
Miscellaneous, net	4	(193)	—	—	(189)
Income tax benefit (expense)	461	(552)	786	—	695
Net (loss) income	$(646)	$774	$(1,104)	$—	$(976)

Depreciation and amortization classified as:
Cost of sales	$1,407	$1,197	$—	$—	$2,604
Selling, general and administrative expense	330	308	58	—	696
Total depreciation and amortization	$1,737	$1,505	$58	$—	$3,300

Total capital expenditures (1)	$1,282	$31	$1,071	$—	$2,384

(1)          Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2006:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$98,068	$46,693	$—	$—	$144,761
Intersegment net sales	1,092	133	—	(1,225)	—
Total net sales	$99,160	$46,826	$—	$(1,225)	$144,761
Cost of sales	(73,259)	(35,252)	—	1,225	(107,286)
Gross margin	25,901	11,574	—	—	37,475
Selling, general and administrative expenses	(10,346)	(4,997)	(3,407)	—	(18,750)
Operating income (loss)	$15,555	$6,577	$(3,407)	$—	$18,725
Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$15,555	$6,577	$(3,407)	$—	$18,725
Interest expense	(8,108)	(6,191)	—	—	(14,299)
Interest income	34	40	—	—	74
Miscellaneous, net	(29)	(196)	—	—	(225)
Income tax (expense) benefit	(2,809)	(87)	1,284	—	(1,612)
Net income (loss)	$4,643	$143	$(2,123)	$—	$2,663

Depreciation and amortization classified as:
Cost of sales	$2,610	$2,389	$—	$—	$4,999
Selling, general and administrative expense	639	670	65	—	1,374
Total depreciation and amortization	$3,249	$3,059	$65	$—	$6,373

Total capital expenditures (1)	$9,339	$148	$1,563	$—	$11,050

(1)          Includes capital expenditures in accounts payable.

(2)          Category contains corporate overhead costs.   Additional overhead costs which were once allocated to the Scranton Products and Vycom segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers.  Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information for the Predecessor by business segment from January 1, 2005 through May 10, 2005:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$58,385	$23,546	$—	$—	$81,931
Intersegment net sales	779	—	—	(779)	—
Total net sales	$59,164	$23,546	$—	$(779)	$81,931
Cost of sales	(41,920)	(17,713)	—	779	(58,854)
Gross margin	17,244	5,833	—	—	23,077
Selling, general and administrative expenses	(6,314)	(1,755)	(13,836)	—	(21,905)
Operating income (loss)	$10,930	$4,078	$(13,836)	$—	$1,172

Reconciliation of segment operating income (loss) to net income:
Operating income (loss)	$10,930	$4,078	$(13,836)	$—	$1,172
Interest expense	(2,029)	123	—	—	(1,906)
Interest income	29	17	—	—	46
Miscellaneous, net	(269)	(115)	—	—	(384)
Income tax expense	(3,060)	—	—	—	(3,060)
Net income (loss)	$5,601	$4,103	$(13,836)	$—	$(4,132)

Depreciation and amortization classified as:
Cost of sales	$1,133	$908	$—	$—	$2,041
Selling, general and administrative expense	31	99	—	—	130
Total depreciation and amortization	$1,164	$1,007	$—	$—	$2,171

Total capital expenditures (1)	$4,264	$225	$—	$—	$4,489

(1)          Includes capital expenditures in accounts payable.

(2)          Category contains corporate overhead costs.   Additional overhead costs which were once allocated to the Scranton Products and Vycom segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers.  Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information for the Predecessor by business segment from April 1, 2005 to May 10, 2005:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$9,124	$8,119	$—	$—	$17,243
Intersegment net sales	—	—	—	—	—
Total net sales	9,124	8,119	—	—	17,243

Cost of sales	(6,821)	(6,254)	—	—	(13,075)
Gross margin	2,303	1,865	—	—	4,168
Selling, general and administrative expenses	(1,820)	(739)	(13,101)	—	(15,660)
Operating income (loss)	$483	$1,126	$(13,101)	$—	$(11,492)

Reconciliation of operating income (loss) to net income (loss):
Operating income (loss)	$483	$1,126	$(13,101)	$—	$(11,492)
Interest expense	(618)	1,101	—	—	483
Interest income	9	4	—	—	13
Miscellaneous—net	(141)	77	—	—	(64)
Income tax expense	(60)	—	—	—	(60)
Net (loss) income	$(327)	$2,308	$(13,101)	$—	$(11,120)

Depreciation and amortization classified as:
Cost of sales	$366	$249	$—	$—	$615
Selling, general and administrative expense	8	58	—	—	66
Total depreciation and amortization	$374	$307	$—	$—	$681

Total capital expenditures (1)	$516	$87	$—	$—	$603

(1)          Includes capital expenditures in accounts payable.

(2)          Category contains corporate overhead costs.   Additional overhead costs which were once allocated to the Scranton Products and Vycom segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers.  Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information for the Predecessor by business segment from May 11, 2005 to June 30, 2005:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$18,120	$12,299	$—	$—	$30,419
Intersegment net sales	375	—	—	(375)	—
Total net sales	$18,495	$12,299	$—	$(375)	$30,419
Cost of sales	(13,839)	(10,233)	—	375	(23,697)
Gross margin	4,656	2,066	—	—	6,722
Selling, general and administrative expenses	(2,235)	(746)	(482)	—	(3,463)
Operating income (loss)	$2,421	$1,320	$(482)	$—	$3,259

Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$2,421	$1,320	$(482)	$—	$3,259
Interest expense	(1,956)	(6,346)	—	—	(8,302)
Interest income	6	13	—	—	19
Miscellaneous, net	3	(43)	—	—	(40)
Income tax expense	—	—	—	—	—
Net income (loss)	$474	$(5,056)	$(482)	$—	$(5,064)

Depreciation and amortization classified as:
Cost of sales	$426	$311	$—	$—	$737
Selling, general and administrative expense	10	71	—	—	81
Total depreciation and amortization	$436	$382	$—	$—	$818

Total capital expenditures (1)	$1,622	$402	$—	$—	$2,024

(1)          Includes capital expenditures in accounts payable.

(2)          Category contains corporate overhead costs.   Additional overhead costs which were once allocated to the Scranton Products and Vycom segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers.  Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Total assets:
Vycom	$289,773	$295,063
Scranton Products	210,400	169,855
Corporate	4,231	—
Total consolidated assets	$504,404	$464,918

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of Vycom net sales as each of these distributors are part of the Vycom segment:

	Three Months Ended June 30, 2006		May 11, 2005 to June 30, 2005		April 1, 2005 to May 10, 2005
	% of Consolidated Sales	% of Vycom Sales	% of Consolidated Sales	% of Vycom Sales	% of Consolidated Sales	% of Vycom Sales
Distributor A	22%	41%	20%	37%	11%	21%
Distributor B	14%	25%	9%	18%	—	—
Total	36%	66%	29%	55%	11%	21%

	Six Months Ended June 30, 2006		May 11, 2005 to June 30, 2005		January 1, 2005 to May 10, 2005
	% of Consolidated Sales	% of Vycom Sales	% of Consolidated Sales	% of Vycom Sales	% of Consolidated Sales	% of Vycom Sales
Distributor A	25%	41%	20%	37%	28%	40%
Distributor B	10%	16%	9%	18%	10%	14%
Total	35%	57%	29%	55%	38%	54%

3.                                      ACQUISITION OF SANTANA HOLDINGS CORPORATION

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $34.0 million, which includes the repayment of approximately $11.8 million of Santana outstanding debt and accrued interest.  Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes.  See Note 8.  The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs.  Santana Products, Inc. has been included within our Scranton Products segment as of April 29, 2005.  The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment.

The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.  The purchase price, which includes $1.6 million in transaction costs, was allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction. The Company anticipates completing the purchase price allocation by the end of the Company’s third quarter ended 2006.  The following table summarizes the preliminary allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition, as follows:

(Dollars in thousands)		At April 29, 2006
Purchase price		$34,429
Transaction costs		1,609
		36,038
Less:
Cash and cash equivalents	$1,058
Accounts Receivable	5,051
Inventory	2,165
Other current assets	208
Deferred financing	859
Property, plant and equipment	1,020
Intangibles	6,400
Total assets acquired	16,761

Accounts payable assumed	2,679
Other liabilities assumed	1,394
Total liabilities assumed	4,073
		(12,688)
Goodwill (excess purchase price over net asset value)		$23,350

The following pro forma consolidated financial information for the six months ended June 30, 2006 and 2005 are presented as though the Santana Acquisition occurred on January 1, 2006 and January 1, 2005, respectively.  The pro forma consolidated financial information is not indicative of our future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006 or 2005, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 28, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

(Dollars in thousands)	Pro Forma Six Months Ended June 30, 2006	Pro Forma Six Months Ended June 30, 2005

Net sales	$154,818	$129,084

Net loss	$(4,513)	$(8,872)

4.                                      INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Raw materials	$23,954	$18,096
Finished goods	16,941	26,595
Total inventories	$40,895	$44,691

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.                                      PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Land and improvements	$1,701	$1,701
Buildings and improvements	21,118	19,093
Capital lease building	1,500	1,500
Manufacturing equipment	56,822	47,793
Office furniture and equipment	2,504	892
Total property and equipment	83,645	70,979
Construction in progress	5,084	5,694
	88,729	76,673
Accumulated depreciation	(11,098)	(5,924)

Total property and equipment—net	$77,631	$70,749

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $2,680,000 and $1,499,000, respectively. Also, depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $5,177,000 and $2,974,000, respectively.

Depreciation expense for the Successor period of May 11, 2005 to June 30, 2005 was approximately $818,000. Depreciation expense for the Predecessor periods of April 1, 2005 to May 10, 2005 and January 1, 2005 to May 10, 2005 was approximately $681,000 and $2,156,000, respectively.

6.                                      GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

(Dollars in thousands)	Lives in Years	June 30, 2006	December 31, 2005
Goodwill	—	$235,120	$213,682

Non-amortizable intangibles:
Trademarks	—	69,600	64,200

Amortizable intangibles:
Non-compete agreement	5	100	—
Customer relationships	10	23,000	22,100
Proprietary knowledge	15	1,800	1,800
Total amortizable intangibles		24,900	23,900
Accumulated amortization		(2,684)	(1,489)

Total net amortizable assets		22,216	22,411

Intangible assets—net		$91,816	$86,611

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships and proprietary knowledge, which are amortizable, will be tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Amortization expense for the three and six months ended June 30, 2006 was approximately $620,000 and $1,196,000, respectively. Also, amortization expense for the period of January 1 to May 10, 2005, April 1 to May 10, 2005 and May 11 through June 30, 2005 was approximately $15,000, nil and nil, respectively.

7.                                      DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Deferred financing costs	$12,055	$10,838
Accumulated amortization	(1,769)	(989)
Total deferred financing costs, net	$10,286	$9,849

Amortization of deferred financing costs for the three months ended June 30, 2006 and 2005 was approximately $397,000 and nil, respectively. Also, amortization expense for the six months ended June 30, 2006 and 2005 was approximately $780,000 and $47,000, respectively.

Amortization of deferred financing costs for the Predecessor periods of April 1, 2005 to May 10, 2005 and January 1, 2005 to May 10, 2005 was approximately nil and $47,000, respectively. There was no amortization of deferred financing costs for the Successor period of May 11, 2005 to June 30, 2005.

8.                                    LONG-TERM DEBT

Long-term debt consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (11.46% at June 30, 2006 and 10.67% at December 31, 2005)	95,000	65,000
Credit Facility — LIBOR + 2.75% (7.46% at June 30, 2006)	6,000	—
Notes payable	43	85
Net premium on Senior Notes due 2012	146	—

Total	251,189	215,085
Less current portion	6,043	71

Long-term debt—less current portion	$245,146	$215,014

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012.  These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Senior Unsecured Floating and Fixed Rate Notes (the “Notes”).

The amount of borrowing capacity available under the Company’s senior secured revolving credit facility is limited to an amount equal to the sum of (a) 85% of accounts receivable and (b) 60% of inventory. The borrowings under the senior secured revolving credit facility will be available until its maturity in 2011 to fund the ongoing working capital requirements, capital expenditures and other general corporate needs.

On April 28, 2006, in connection with the Santana Acquisition, CPG borrowed approximately $5.3 million under the senior secured revolving credit facility.  As of June 30, 2006, there was $6.0 million outstanding under, and a letter of credit of $1.1 million held against, the senior secured credit facility, which had an additional $32.9 million available for borrowing as of such date.

As of June 30, 2006, the Company has scheduled long term debt payments (excluding interest) of $6,043,000, nil, nil, nil, nil and $245,000,000 due for the years 2006 through 2010 and thereafter.

9.                                      LEASE COMMITMENTS

In 2006, the Company entered leases for certain computer equipment under a capital lease expiring in 2008. Interest for the lease accrues at 6% per annum under the leasing arrangement.

The Company leases office equipment, vehicles and an office under operating leases expiring during the next five years. Future minimum rental payments at June 30, 2006 for leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2006	$273	$173
2007	538	372
2008	519	276
2009	513	148
2010	518	22
Thereafter	7,820	—
Total	10,181	$991
Less amount representing interest	(8,600)

Present value of minimum capital lease payments	1,581
Less current installments of obligation under capital lease	28
Obligation under capital lease—excluding current installments	$1,553

Total rent expense for the three months ended June 30, 2006 and 2005 was approximately $208,000 and $81,000, respectively. Also, rent expense for the six months ended June 30, 2006 and 2005 was approximately $499,000 and $163,000.

Rent expense for the Successor period of May 11, 2005 to June 30, 2005 was approximately $54,000. Rent expense for the Predecessor periods of April 1, 2005 to May 10, 2005 and January 1, 2005 to May 10, 2005 was approximately $27,000 and $109,000, respectively.

10.                               COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigations arising in the ordinary course of business. The Company believes the amount accrued for litigation and claims in connection with such matters are adequate and that the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.                               RELATED PARTY TRANSACTION

AEA Investors, the general partner of CPG International Inc., is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to a management agreement with AEA Investors. Under the authorization of the Company’s Board of Directors, the management fee commenced on May 11, 2006. Management fees of $ 0.2 million are included in selling, general and administrative expenses for the three months ended June 30, 2006.

12.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes, as well as the borrower under the senior secured revolving credit facility.  See Note 9. The Company is the direct parent holding company of CPG and a guarantor of the Notes and the senior secured revolving credit facility.  In addition, all of the domestic subsidiaries of CPG, including Santana Products acquired April 2006, which are all 100% owned by the Company, guarantee the Notes, as well as the senior secured revolving credit facility.  The guarantees are full, unconditional, joint and several.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, respectively.  Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	June 30, 2006
(Dollars in thousands)
Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Balance Sheet
Cash	$—	$—	$5,498	$—	$5,498
Net receivables	—	—	31,599	—	31,599
Inventory	—	—	40,895	—	40,895
Other current assets	—	—	11,559	—	11,559
Total current assets	—	—	89,551	—	89,551
Net property and equipment	—	—	77,631	—	77,631
Goodwill	—	—	235,120	—	235,120
Net intangible assets	—	—	91,816	—	91,816
Other noncurrent assets	160,120	160,120	10,286	(320,240)	10,286
Total assets	$160,120	$160,120	$504,404	$(320,240)	$504,404

Accounts payable	$—	$—	$25,816	$—	$25,816
Accrued expenses	—	—	8,516	—	8,516
Accrued interest	—	—	14,600	—	14,600
Other current liabilities	—	—	6,071	—	6,071
Total current liabilities	—	—	55,003	—	55,003
Deferred income taxes	—	—	42,582	—	42,582
Long-term debt	—	—	245,146	—	245,146
Other noncurrent liabilities	—	—	1,553	—	1,553
Equity	160,120	160,120	160,120	(320,240)	160,120
Total liabilities and equity	$160,098	$160,098	$504,404	$(320,240)	$504,404

	December 31, 2005
(Dollars in thousands)
Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Balance Sheet
Cash	$—	$—	$14,785	$—	$14,785
Net receivables	—	—	14,769	—	14,769
Inventory	—	—	44,691	—	44,691
Other current assets	—	—	9,782	—	9,782
Total current assets	—	—	84,027	—	84,027
Net property and equipment	—	—	70,749	—	70,749
Goodwill	—	—	213,682	—	213,682
Net intangible assets	—	—	86,611	—	86,611
Other noncurrent assets	157,457	157,457	9,849	(314,914)	9,849
Total assets	$157,457	$157,457	$464,918	$(314,914)	$464,918

Accounts payable	$—	$—	$34,014	$—	$34,014
Accrued interest	—	—	11,088	—	11,088
Other current liabilities	—	—	6,103	—	6,103
Total current liabilities	—	—	51,205	—	51,205
Deferred income taxes	—	—	39,725	—	39,725
Long-term debt	—	—	215,014	—	215,014
Other noncurrent liabilities	—	—	1,517	—	1,517
Equity	157,457	157,457	157,457	(314,914)	157,457
Total liabilities and equity	$157,457	$157,457	$464,918	$(314,914)	$464,918

	Three Months Ended June 30, 2006
(Dollars in thousands)
Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Operations
Net sales	$—	$—	$66,695	$—	$66,695
Cost of sales	—	—	(50,180)	—	(50,180)
Gross margin	—	—	16,515	—	16,515
Selling, general and administrative expenses	—	—	(9,981)	—	(9,981)
Operating income	—	—	6,534	—	6,534
Interest expense, net of interest income	—	—	(8,016)	—	(8,016)
Miscellaneous, net	—	—	(189)	—	(189)
Equity in net income from subsidiary	(976)	(976)	—	1,952	—
Income tax expense	—	—	695	—	695
Net loss	$(976)	$(976)	$(976)	$1,952	$(976)

	Six Months Ended June 30, 2006
(Dollars in thousands)
Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Operations
Net sales	$—	$—	$144,761	$—	$144,761
Cost of sales	—	—	(107,286)	—	(107,286)
Gross margin	—	—	37,475	—	37,475
Selling, general and administrativ eexpenses	—	—	(18,750)	—	(18,750)
Operating income	—	—	18,725	—	18,725
Interest expense, net of interest income	—	—	(14,225)	—	(14,225)
Miscellaneous, net	—	—	(225)	—	(225)
Equity in net income from subsidiary	2,663	2,663	—	(5,326)	—
Income tax expense	—	—	(1,612)	—	(1,612)
Net income	$2,663	$2,663	$2,663	$(5,326)	$2,663

	Period May 11, 2005 to June 30, 2005
(Dollars in thousands)
Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Operations
Net sales	$—	$30,419	$—	$30,419
Cost of sales	—	(23,697)	—	(23,697)
Gross margin	—	6,722	—	6,722
Selling, general and administrative expenses	—	(3,463)	—	(3,463)
Operating income	—	3,259	—	3,259
Interest expense, net of interest income	—	(8,283)	—	(8,283)
Miscellaneous, net	—	(40)	—	(40)
Equity in net income from subsidiary	(5,064)	—	5,064	—
Income tax expense	—	—	—	—
Net loss	$(5,064)	$(5,064)	$5,064	$(5,064)

	Period April 1, 2005 to May 10, 2005
(Dollars in thousands)
Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Operations
Net sales	$—	$17,243	$—	$17,243
Cost of sales	—	(13,075)	—	(13,075)
Gross margin	—	4,168	—	4,168
Selling, general and administrative expenses	—	(15,660)	—	(15,660)
Operating income	—	(11,492)	—	(11,492)
Interest expense, net of interest income	—	496	—	496
Miscellaneous, net	—	(64)	—	(64)
Equity in net income from subsidiary	(11,120)	—	(11,120)	—
Income tax expense	—	(60)	—	(60)
Net loss	$(11,120)	$(11,120)	$(11,120)	$(11,120)

	Period January 1, 2005 to May 10, 2005
(Dollars in thousands)
Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Operations
Net sales	$—	$81,931	$—	$81,931
Cost of sales	—	(58,854)	—	(58,854)
Gross margin	—	23,077	—	23,077
Selling, general and administrative expenses	—	(21,905)	—	(21,905)
Operating income	—	1,172	—	1,172
Interest expense, net of interest income	—	(1,860)	—	(1,860)
Miscellaneous, net	—	(384)	—	(384)
Equity in net income from subsidiary	(4,132)	—	4,132	—
Income tax expense	—	(3,060)	—	(3,060)
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)

	Six Months Ended June 30, 2006
(Dollars in thousands)
Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Cash Flows
Net income	$2,663	$2,663	$2,663	$(5,326)	$2,663
Depreciation and amortization	—	—	6,373	—	6,373
Deferred tax provision	—	—	1,428	—	1,428
Other non-cash expenses	—	—	780	—	780
Equity in net income from subsidiary	(2,663)	(2,663)	—	(5,326)	—
Trade receivables	—	—	(11,779)	—	(11,779)
Inventories	—	—	5,961	—	5,961
Accounts payable	—	—	(11,417)	—	(11,417)
Other changes in working capital	—	—	6,443	—	6,443
Net cash provided by operating activities	—	—	452	—	452
Purchases of property and equipment	—	—	(10,510)	—	(10,510)
Acquisition of Santana, net	—	—	(34,125)	—	(34,125)
Other cash provided by investing activities	—	—	9	—	9
Net cash used in investing activities	—	—	(44,626)	—	(44,626)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Proceeds from revolving credit	—	—	6,000	—	6,000
Other cash used in financing activities	—	—	(1,263)	—	(1,263)
Net cash provided by financing activities	—	—	34,887	—	34,887
Net decrease in cash and cash equivalents	—	—	(9,287)	—	(9,287)
Cash and cash equivalents—Beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents—End of period	$—	$—	$5,498	$—	$5,498

	Period May 11, 2005 to June 30, 2005
(Dollars in thousands)
Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Cash Flows
Net loss	$(5,064)	$(5,064)	$5,064	$(5,064)
Write-off of subordinated debt discount and deferred financing fees	—	5,032	—	5,032
Other non-cash expenses	—	818	—	818
Equity in net loss from subsidiary	5,064	—	(5,064)	—
Trade receivables	—	(1,990)	—	(1,990)
Inventories	—	4,951	—	4,951
Accounts payable	—	(3,973)	—	(3,973)
Accrued expenses and interest	—	2,805	—	2,805
Other changes in working capital	—	(663)	—	(663)
Net cash provided by operating activities	—	1,916	—	1,916
Acquisition of equity interest in Predecessor	—	(210,910)	—	(210,910)
Purchases of property and equipment	—	(2,024)	—	(2,024)
Net cash used in investing activities	—	(212,934)	—	(212,934)
Additional paid in capital	—	128,368	—	128,368
Proceeds from long-term obligations	—	220,000	—	220,000
Payments on long-term obligations	—	(138,461)	—	(138,461)
Net cash used in financing activities	—	209,907	—	209,907
Net increase in cash and cash equivalents	—	(1,111)	—	(1,111)
Cash and cash equivalents—Beginning of period	—	6,857	—	6,857
Cash and cash equivalents—End of period	$—	$5,746	$—	$5,746

	Period January 1, 2005 to May 10, 2005
(Dollars in thousands)
Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated

Consolidating Statement of Cash Flows
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)
Depreciation and amortization	—	2,171	—	2,171
Vesting of restricted units	—	12,800	—	12,800
Other non-cash expenses	—	(414)	—	(414)
Equity in net loss from subsidiary	4,132	—	(4,132)	—
Trade receivables	—	(4,687)	—	(4,687)
Inventories	—	2,398	—	2,398
Accrued expenses and interest	—	3,538	—	3,538
Other changes in working capital	—	286	—	286
Net cash provided by operating activities	—	11,960	—	11,960
Net cash used in investing activities	—	(4,489)	—	(4,489)
Payments of long-term debt	—	(3,820)	—	(3,820)
Partner contributions	—	509	—	509
Net cash used in financing activities	—	(3,311)	—	(3,311)
Net increase in cash and cash equivalents	—	4,160	—	4,160
Cash and cash equivalents—Beginning of period	—	2,697	—	2,697
Cash and cash equivalents—End of period	$—	$6,857	$—	$6,857

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor), and Compression Polymers Holdings LLC, our Predecessor, included elsewhere in Item 1 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Successor for periods beginning after May 10, 2005 and the Predecessor for periods ending on or prior to May 10, 2005. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these unaudited condensed consolidated financial statement and the management’s discussion and analysis of financial condition and results of operations discussed below. The results of operations and cash flow for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year.  All dollar amounts in the tables herein are stated in thousands unless otherwise indicated.

OVERVIEW

We are a leading manufacturer and fabricator of highly engineered synthetic products designed to replace wood and metal in a variety of building materials and industrial applications. Since our inception in 1983, we have been a technology leader, and today we rank among the largest manufacturers of highly engineered synthetic building and industrial replacement products in the United States. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets.  We operate the following two business units:

• Vycom Corporation, or Vycom, which produces AZEK trimboards, as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for building and industrial end markets; and

• Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated products, including our Comtec bathroom products and lockers, as well as similarly manufactured and distributed non-fabricated special application industrial products, such as Seaboard™ and Flametec™.

RECENT DEVELOPMENTS

 Acquisition of Santana Holdings Corp.

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $34.0 million, which includes the repayment of approximately $11.8 million of Santana outstanding debt and accrued interest.  Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes.  The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay approximately $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs.The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations. The purchase price was allocated to the Company’s tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction.

Santana is one of the largest manufacturers of synthetic commercial bathroom products, lockers, benches and vanities in the United States.  Santana is located within 10 miles of our Company headquarters in Scranton, Pennsylvania, and has a broad customer base which is serviced through a wide-distribution network, with sales representatives in all 50 states.  Santana’s products are fabricated from raw material ingredients, are ideal for high-

abuse environments as they are resistant to water, rust, and corrosion, and are easily cleaned and require little maintenance once installed.  Santana’s products are complementary to our Comtec, Capitol, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments.  Santana’s branded solid synthetic bathroom products, Hiny Hider™, were among the first products to apply solid synthetic engineering to restroom applications.

Name Changes

In June 2006, we changed our name from Compression Polymers Holding II Corporation to CPG International Inc. In addition, our wholly owned subsidiary, Compression Polymers Holding Corporation, changed its name to CPG International I Inc., and our wholly owned subsidiary, Compression Polymers Corp., changed its name to Scranton Products Inc.

AEA Management Fee

AEA Investors is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to the management agreement with AEA Investors. Under the authorization of our Board of Directors, the management fee commenced on May 11, 2006.

OUR BUSINESS

Over 97% of our sales in fiscal 2005 and 98% in the first half of 2006 were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our volume growth has been the result of penetrating the building and industrial end markets that create value-added substitution opportunities from more traditional wood, fiber and steel products. We believe many of our products are still in the early stages of the material conversion opportunity. As a result, we believe our growth should be less sensitive to the growth rate of our various end markets. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded products.

Over the seven years since their introduction, our AZEK branded products have gained significant market acceptance and brand loyalty as a leader within the non-wood trim market. In fiscal year 2005 and the first half of fiscal 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of June 30, 2006, our distributors were selling our products to over 1,650 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%. As demand for AZEK products has been growing, our goal is to maintain capacity ahead of demand so that we are able to continue to provide all orders in full and on time.  In fiscal 2005, we began developing a new 308,000 square foot facility for our Vycom division. Our continued construction includes expanding the facility to continue to support the growth of our AZEK and Celtec products.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec.  Our goal is to continue to increase our market share of Scranton Product’s fabricated product offerings at the expense of competing metal, phenolic, laminated wood, wood and plastic manufacturers. We have continued the expansion of our fabricated product offerings through the addition of Santana’s fabricated product lines, including the Hiny Hider brand. Through Scranton

Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states.   From the Santana Acquisition, we expect to strengthen our position as an industry leading manufacturer and distributor of bathroom products, lockers and benches. Santana’s Hiny Hider™ brand is complementary to our Comtec, Capitol, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. We believe that the acquisition of Santana will help us continue to expand our product base, increase our distributor network and expand our portfolio of premium branded products, while increasing our mix of high-value added, fabricated products within our Scranton Products business.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales for the first six months of 2006. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Although resin prices have started to decline in recent months, our average cost of resin increased by approximately 16.0%, for the six months ended June 30, 2006 compared to the same period in 2005. We have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines.  We took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that continued to mitigate rising resin prices.  These pricing actions included the implementation of a 9% surcharge in AZEK products, a 24% price increase in Comtec partition products and a 5% price increase in Comtec locker products, as well as price increases in our non-fabricated products.  Because order back logs are not repriced, it generally takes 270 days for price increases to be fully realized through average selling price.  As a result, approximately one-third of the orders shipped in the second quarter of 2006 did not include the full price increase implemented in late 2005.  By September 2006, all orders should reflect increases implemented in 2005. These pricing actions have not resulted in reduced volume growth in our products, on a period to period basis, to date.  In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our Vycom products are sold in various building and industrial end markets. AZEK products are sold in various stages of the building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets. While we expect future sales growth to continue to be strong as long as the U.S. economy remains strong, we also anticipate that developing economic factors could slow this growth. The U.S. economic recovery or other factors could trigger further interest rate increases which could slow the demand for our products in new construction and remodeling projects.  However, as described above, increases in material conversion from wood and metal to plastics are impacting our business greater than any changes in the economy. In addition, the remodeling market, where we have a large portion of our sales, has historically been less sensitive to changes in interest rates. Finally, we believe we should benefit from recent increases in school construction, which had experienced a slowdown over the previous two years, as a number of our products, such as our bathroom partitions and lockers, are sold to schools.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about (a) the benefits of the Transaction and the Santana Acquisition; (b) the markets in which we operate, including growth of our various markets and growth in the use of plastic products; and (c) our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward-looking statements.

The forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                  risks associated with our substantial indebtedness and debt service;

•                  risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•                  risk that projections of increased market size do not materialize as expected;

•                  increases in prices and lack of availability of resin and other raw materials and our ability to pass any increased costs on to our customers on a timely basis;

•                  general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business may deteriorate and have an adverse impact on our business strategy, including without limitation, factors relating to interest rates, gross domestic product levels and activity in the residential, commercial and institutional construction market;

•                  changes in governmental laws and regulations, including environmental law, and regulations;

•                  continued increased acceptance of plastics as an alternative to wood and metal products;

•                  our ability to retain management;

•                  our ability to meet future capital requirements;

•                  our ability to protect our intellectual property rights; and

•                  downgrades in our credit ratings; and

•                  other risks and uncertainties.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended June 30, 2005 discussed herein include the accounts of our Predecessor, Compression Polymers Holdings LLC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.  For the purpose of these financial statements, reference to the Predecessor are references to the periods ended on or prior to May 10, 2005 and references to the Successor are references to the periods from May 11, 2005 and beyond.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, vendor rebates, product warranties and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 To	April 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Net sales	$66,695	$47,662	$30,419	$17,243
Cost of sales	(50,180)	(36,772)	(23,697)	(13,075)
Gross margin	16,515	10,890	6,722	4,168
Selling, general and administrative expenses	(9,981)	(19,123)	(3,463)	(15,660)
Operating income (loss)	6,534	(8,233)	3,259	(11,492)
Interest expense, net	(8,016)	(7,787)	(8,283)	496
Miscellaneous—net	(189)	(104)	(40)	(64)
Loss before income tax benefit (expense)	(1,671)	(16,124)	(5,064)	(11,060)
Income tax benefit (expense)	695	(60)	—	(60)
Net loss	$(976)	$(16,184)	$(5,064)	$(11,120)

(a) Represents the mathematical addition of the Predecessor period April 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

The following table summarizes certain information relating to the Successor and Predecessor operating results as a percentage of net sales and has been derived from the financial information presented above.  We believe this presentation is useful to investors in comparing historical results.  Certain amounts in the table may not sum due to the rounding of individual components.

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 To	April 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2005	May 10,2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.2)	(77.2)	(77.9)	(75.8)
Gross margin	24.8	22.8	22.1	24.2
Selling, general and administrative expenses	(15.0)	(40.1)	(11.4)	(90.8)
Operating income (loss)	9.8	(17.3)	10.7	(66.6)
Interest expense, net	(12.0)	(16.5)	(27.4)	2.9
Miscellaneous—net	(0.3)	(0.2)	(0.1)	(0.4)
Loss before income tax benefit (expense)	(2.5)	(33.9)	(16.6)	(64.1)
Income tax benefit (expense)	1.0	(0.1)	—	(0.3)
Net loss	(1.5%)	(34.0%)	(16.6%)	(64.4%)

(a) Represents the mathematical addition of the Predecessor period April 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $19.0 million, or 39.9%, to $66.7 million for the three months ended June 30, 2006, from $47.7 million for the three months ended June 30, 2005.   We sold 47.3 million pounds of product during the three months ended June 30, 2006, which was a 24.4% increase over the 38.0 million pounds sold during the three months ended June 30, 2005. Our volume growth attributable to (i) increased demand for our AZEK product line as the product gains acceptance, (ii) increased demand for our Comtec products as a result of higher state and local funding levels for institutional projects, and (iii) the Santana Acquisition on April 28, 2006.  In addition to volume growth, revenue increased as a result of price increases across all of our product lines implemented in the second half of 2005.

Cost of Sales.  Cost of sales increased by $13.4 million, or 36.5%, to $50.2 million for the three months ended June 30, 2006 from $36.8 million for the same period in 2005.  The increase was primarily attributable to our increased product sales volume through our existing markets and the addition of Santana, as well as the increase in average resin prices per pound of 10.4% in the three months ended June 30, 2006 compared to the same period in 2005. Despite the quarter over quarter increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin.  Gross margin increased by $5.6 million, or 51.7%, to $16.5 million for the three months ended June 30, 2006 from $10.9 million for the same period of 2005. Gross margin as a percent of net sales increased to 24.8% for the three months ended June 30, 2006 from 22.8% for the same period in 2005. This increase was primarily attributable to our volume growth and improved selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $9.1 million, or a negative 47.8% to $10.0 million, or 15.0% of sales for the three months ended June 30, 2006 from $19.1 million, or 40.1% of net sales for the same period in 2005. The decrease in selling, general and administrative expenses was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This decrease was partially offset by increases for the quarter ended June 30, 2006, attributable to the acquisition of Santana, increased sales staff and marketing efforts for both our AZEK and Comtec product lines, approximately $0.6 million in amortization of intangible assets recorded in conjunction with the Transaction, approximately $0.2 million in acquisition costs related to the Santana Acquisition, approximately $0.3 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process, and a management fee due to our majority shareholder beginning May 11, 2006.

Interest Expense, net.  Interest expense, net increased by $0.2 million, or 2.9%, to $8.0 million for the three months ended June 30, 2006 from $7.8 million for the same period in 2005.  Interest expense was slightly higher due to the higher interest rates as well as from the addition of $35.3 million in debt attributable to the Santana Acquisition.  We also incurred an additional $0.1 million in additional interest because we did not complete the exchange offer for our outstanding notes issued on July 5, 2005 by April 1, 2006, in accordance with the applicable registration rights agreement.  We are required to pay additional interest on such notes through and including August 3, 2006, the date we completed the exchange offer.

Net Income.  Net income increased by $15.2 million, to a loss of $1.0 million for the three months ended June 30, 2006 from $16.2 million for the comparable period in 2005 as a result of reasons described above, particularly as a result of the vesting of $12.8 million in restricted stock units in 2005 that was partially offset by increased sales volume and higher average resin costs.  Net income as a percent of net sales increased to a negative 1.5% for the three months ended June 30, 2006 from a negative 34.0% for the comparable period in 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Six months ended	Six months Ended	May 11, 2005 To	January 1, 2005 To
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Net sales	$144,761	$112,350	$30,419	$81,931
Cost of sales	(107,286)	(82,551)	(23,697)	(58,854)
Gross profit	37,475	29,799	6,722	23,077
Selling, general and administrative expenses	(18,750)	(25,368)	(3,463)	(21,905)
Operating income	18,725	4,431	3,259	1,172
Interest expense, net	(14,225)	(10,143)	(8,283)	(1,860)
Miscellaneous—net	(225)	(424)	(40)	(384)
Income (loss) before income taxes	4,275	(6,136)	(5,064)	(1,072)
Income tax expense	(1,612)	(3,060)	—	(3,060)
Net income (loss)	$2,663	$(9,196)	$(5,064)	$(4,132)

(a)          Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above.  We believe this presentation is useful to investors in comparing historical results.  Certain amounts in the table may not sum due to the rounding of  individual components.

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Six months ended	Six Months Ended	May 11, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.1)	(73.5)	(77.9)	(71.8)
Gross profit	25.9	26.5	22.1	28.2
Selling, general and administrative expenses	(13.0)	(22.6)	(11.4)	(26.7)
Operating income	12.9	3.9	10.7	1.5
Interest expense, net	(9.8)	(9.0)	(27.2)	(2.3)
Miscellaneous—net	(0.2)	(0.4)	(0.1)	(.5)
Income (loss) before income taxes	3.0	(5.5)	(16.6)	(1.3)
Income tax expense	(1.1)	(2.7)	—	(3.7)
Net income (loss)	1.8%	(8.2%)	(16.6%)	(5.0%)

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $32.4 million, or 28.8%, to $144.8 million for the six months ended June 30, 2006, from $112.4 million for the six months ended June 30, 2005.   We sold 105.0 million pounds of product during the six months ended June 30, 2006, which was an 11.6% increase over the 94.1 million pounds sold during the six months ended June 30, 2005.  Our volume growth was attributable to an increase in demand for our branded products including AZEK and Comtec and the acquisition of Santana.  The growth was partially offset by volume declines in our non-branded product lines as we concentrated on higher margin opportunities and focused capacity on our branded product lines.

Cost of Sales.  Cost of sales increased by $24.7 million, or 30.0%, to $107.3 million for the six months ended June 30, 2006 from $82.6 million for the same period in 2005.  The increase was attributable to the increase in average resin prices per pound of 16.0% in the six months ended June 30, 2006 compared to the same period in 2005, and our increased product sales volume. Despite the period over period increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin.  Gross margin increased by $7.7 million, or 25.8%, to $37.5 million for the six months ended June 30, 2006 from $29.8 million for the same period of 2005. Gross margin as a percent of net sales decreased to 25.9% for the six months ended June 30, 2006 from 26.5% for the same period in 2005. This decrease was primarily attributable to the increase in average resin prices over the comparable period.  Volume growth and improvements in selling price allowed us to offset a majority of the impact of higher resin prices during the current period compared to 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $6.6 million, or a negative 26.1% to $18.8 million, or 13.0% of sales for the six months ended June 30, 2006 from $25.4 million, or 22.6% of net sales for the same period in 2005. The higher selling, general and administrative expenses for the six months ended June 30, 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. The decrease in selling, general and administrative expenses was partially offset by increased costs due to the Santana Acquisition, increased sales staff and marketing efforts for both AZEK, and Comtec product lines, approximately a $1.2 million increase in amortization of intangible assets recorded in conjunction with the Transaction, $0.2 million in costs related to the Santana Acquisition, a management fee due to our majority shareholder beginning May 11,2006, as well as increases associated with management additions to support our growth and to meet the requirements of a public registrant.  In addition, we incurred approximately $0.5 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process for the six months ended June 30, 2006.

Interest Expense, net.  Interest expense, net increased by $4.1 million, or 40.2%, to $14.2 million for the six months ended June 30, 2006 from $10.1 million for the same period in 2005.  Interest expense was higher due to higher interest rates, as well as from higher levels of debt carried by the Successor, including the addition of $35.3 million in debt attributable to the Santana Acquisition.  We also incurred an additional $0.1 million in additional interest because we did not complete the exchange offer for our outstanding notes issued on July 5, 2005 by April 1, 2006, in accordance with the applicable registration rights agreement.  We are required to pay additional interest on such notes through and including August 3, 2006, the date we completed the exchange offer.

Net Income.  Net income increased by $11.9 million to $2.7 million, or 1.8% of net sales for the six months ended June 30, 2006 from a loss of $9.2 million, or a negative 8.2% of net sales for the comparable period in 2005 as a result of reasons described above, particularly as a result of the vesting of the $12.8 million in restricted stock units in 2005.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: Vycom, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana partitions. The components of each business unit are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees, are not allocated to segments, and as such are discussed separately.

Vycom — Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
	Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 To	April 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Total net sales	$38,618	$27,244	$18,120	$9,124
Cost of sales	(29,765)	(20,285)	(13,464)	(6,821)
Gross margin	8,853	6,959	4,656	2,303
Selling, general and administrative expenses	(5,254)	(4,055)	(2,235)	(1,820)
Operating income	3,599	2,904	2,421	483
Interest expense, net	(4,710)	(2,559)	(1,950)	(609)
Miscellaneous—net	4	(138)	3	(141)
Income before income taxes	(1,107)	207	474	(267)
Income tax benefit (expense)	461	(60)	—	(60)
Net (loss) income	$(646)	$147	$474	$(327)

(a) Represents the mathematical addition of the Predecessor period April 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $11.4 million or 41.7%, to $38.6 million for the three months ended June 30, 2006 from $27.2 million for the same period in 2005. This increase was primarily attributable to the growth in sales volume of AZEK, as we continued to generate sales primarily from existing customers and markets, as well as from new customers through the continued build-out of our distribution network. Overall, we sold 32.7 million pounds of product during the three months ended June 30, 2006, which was a 33.8% increase over the 24.4 million pounds sold during the comparable period in 2005, with growth primarily in our AZEK line, being offset by declines in our other Vycom product sales, as we focused on higher margin sales opportunities. In addition to volume growth, net sales increased quarter over quarter due to an increase in average selling price primarily from price increases including a 6% increase in the summer of 2005, a 9% surcharge that was in place from October 2005 through March 2006, and a 3% price increase in April of 2006 in our AZEK line, as well as price increases in our Celtec business.

Cost of Sales.  Cost of sales increased by $9.5 million, or 46.7%, to $29.8 million for the three months ended June 30, 2006 from $20.3 million for the same period of 2005. The increase was primarily attributable to increased sales volume and increased PVC average resin prices in the three months ended June 30, 2006 compared to the same period in 2005. Despite the quarter over quarter increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin.  Gross margin increased by $1.9 million, or 27.2% to $8.9 million for the three months ended June 30, 2006 from $7.0 million for the same period in 2005. Gross margin as a percent of net sales declined to 22.9% for the three months ended June 30, 2006 from 25.5% for the same period in 2005. This decrease was primarily attributable to the increase in resin prices over the comparable period.  Volume growth and increased selling prices allowed us to mitigate a majority of the margin pressure from resin prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.2 million, or 29.6% to $5.3 million, or 13.6% of sales for the three months ended June 30, 2006 from $4.1 million, or 14.9% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to an increase in the direct selling effort and from higher marketing, advertising and promotion expenses associated with the expansion of the AZEK brand, as well as approximately $0.3 million from the amortization of intangible assets recorded in conjunction with the Transaction.

Interest Expense, net.  Interest expense, net increased by $2.2 million, or 84.1%, to $4.7 million for the three months ended June 30, 2006 from $2.6 million for the same period in 2005. Interest expense was higher due to higher levels of debt carried by the Successor, bearing higher interest rates.

Net Income.  Net income decreased by $0.8 million to a negative $0.6 million for the three months ended June 30, 2006 from net income of $0.1 million for the comparable period in 2005 as a result of reasons described above, including the impact of higher interest expense, which was partially mitigated through increased sales volume.  Net income as a percent of net sales decreased to a negative 1.7% for the three months ended June 30, 2006 from 0.5% for the comparable period in 2005, primarily due to the higher interest expense, partially mitigated by increased sales volume.

Vycom — Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Six Months Ended	Six Months Ended	May 11, 2005 To	January 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Total net sales	$98,068	$76,505	$18,120	$58,385
Cost of sales	(72,167)	(54,605)	(13,464)	(41,141)
Gross margin	25,901	21,900	4,656	17,244
Selling, general and administrative expenses	(10,346)	(8,549)	(2,235)	(6,314)
Operating income	15,555	13,351	2,421	10,930
Interest expense, net	(8,074)	(3,950)	(1,950)	(2,000)
Miscellaneous—net	(29)	(266)	3	(269)
Income before income taxes	7,452	9,135	474	8,661
Income tax expense	(2,809)	(3,060)	—	(3,060)
Net income	$4,643	$6,075	$474	$5,601

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $21.6 million or 28.2%, to $98.1 million for the six months ended June 30, 2006 from $76.5 million for the same period in 2005. This increase was primarily attributable to the growth in sales of AZEK, as we continued to generate sales primarily from existing customers and markets, as well as from new customers through the continued build-out of our distribution network.  Overall, we sold 80.2 million pounds of product during the six months ended June 30, 2006, which was a 16.2% increase over the 69.0 million pounds sold during the comparable period in 2005, with growth in AZEK being offset by declines in our other Vycom product sales, as we focused on higher margin sales opportunities.  In addition to volume growth, net sales increased quarter over quarter due to an increase in average selling price primarily from price increases including a 6% increase in the summer of 2005, a 9% surcharge that was in place from October 2005 through March 2006, and a 3% price increase in April of 2006 in our AZEK line, as well as price increases in our Celtec business.

Cost of Sales.  Cost of sales increased by $17.6 million, or 32.2%, to $72.2 million for the six months ended June 30, 2006 from $54.6 million for the same period of 2005. The increase was primarily attributable to increased sales volume and increased PVC average resin prices per pound in the six months ended June 30, 2006 compared to the same period in 2005. Despite the period over period increase in average resin prices, PVC resin costs have declined from their peak levels in the fall of 2005.

Gross Margin.  Gross margin increased by $4.0 million, or 18.3%, to $25.9 million for the six months ended June 30, 2006 from $21.9 million for the same period in 2005. Gross margin as a percent of net sales declined to 26.4% for the six months ended June 30, 2006 from 28.6% for the same period in 2005. This decrease was primarily attributable to the increase in resin prices over the comparable period.  Volume growth and increased selling price allowed us to partially mitigate the margin pressure from rising resin prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.8 million, or 21.0%, to $10.3 million, or 10.5% of sales for the three months ended June 30, 2006 from $8.5 million, or 11.2% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to increased sales staff, and higher marketing, advertising and promotion expenses associated with the expansion of the AZEK brand, as well as approximately $0.6 million from the amortization of intangible assets recorded in conjunction with the Transaction.  We expect to continue to incur increased marketing, advertising and promotion expenses as compared to prior years with the continued expansion of our distribution networks into the midwestern United States and Canada.

Interest Expense, net.  Interest expense, net increased by $4.1 million, or 104.4%, to $8.1 million for the six months ended June 30, 2006 from $4.0 million for the same period in 2005. Interest expenses were higher due to the higher levels of debt carried by the Successor, bearing higher interest rates.

Net Income.  Net income decreased by $1.4 million to $4.6 million for the six months ended June 30, 2006 from net income of $6.1 million for the comparable period in 2005 as a result of reasons described above, including the impact of increase in average resin prices and higher interest expense that was only partially countered by strong growth.  Net income as a percent of net sales was 4.7% for the three months ended June 30, 2006 and 7.9% for the comparable period in 2005.

Scranton Products — Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 to	April 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$28,077	$20,418	$12,299	$8,119
Cost of sales	(20,415)	(16,487)	(10,233)	(6,254)
Gross margin	7,662	3,931	2,066	1,865
Selling, general and administrative expenses	(2,837)	(1,485)	(746)	(739)
Operating income	4,825	2,446	1,320	1,126
Interest expense, net	(3,306)	(5,228)	(6,333)	1,105
Miscellaneous—net	(193)	34	(43)	77
Income (loss) before income taxes	1,326	(2,748)	(5,056)	2,308
Income taxes	(552)	—	—	—
Net income (loss)	$774	$(2,748)	$(5,056)	$2,308

(a) Represents the mathematical addition of the Predecessor period April 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $7.7 million or 37.5%, to $28.1 million for the three months ended June 30, 2006, from $20.4 million for the same period of 2005. This increase was primarily attributable to an increase in sales of our

Comtec products, which not only experienced increased sales from existing governmental and institutional markets, but also from the Santana Acquisition on April 28, 2006. We have also seen an 18.6% increase in average selling prices quarter over quarter through price increases in the Scranton Products sheet and Comtec product lines during the later half of 2005, as well as from changes in product mix sold during the three months ended June 30, 2006 compared to the same period in 2005.  These price increases included increases in Comtec partition and locker products, as well as price increases in our sheet business.  Overall, we sold 14.6 million pounds of product in the three months ended June 30, 2006, which is an increase of 7.4% from the 13.6 million pounds sold during the comparable period in 2005 as growth in Comtec was partially offset by declines in our sheet product lines as we focused on higher margin sales opportunities.

Cost of Sales.  Cost of sales increased by $3.9 million, or 23.8%, to $20.4 million for the three months ended June 30, 2006 from $16.5 million for the same period of 2005. The increase was primarily attributable to increased HDPE average resin prices per pound of 17.1% in the three months ended June 30, 2006 compared to the same period in 2005 and higher volumes associated with the Santana Acquisition. Despite the quarter over quarter increase in average resin prices, HDPE resin costs have declined from their peak levels in the fall of 2005.

Gross Margin.  Gross margin increased by $3.7 million, or 94.9% to $7.7 million for the three months ended June 30, 2006 from $3.9 million for the same period in 2005. Gross margin as a percent of net sales increased to 27.3% for the three months ended June 30, 2006 from 19.3% for the same period in 2005. This increase was primarily attributable to increased sales volume through existing customers and further market penetration from the Santana Acquisition, as well as increases in average selling prices, which were partially offset by increased average resin prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.4 million, or 91.0%, to $2.8 million, or 10.1% of sales for the three months ended June 30, 2006 from $1.5 million, or 7.3% of net sales for the same period in 2005.  The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.3 million from the amortization of intangible assets recorded in conjunction with the Transaction, along with approximately $0.2 million in acquisition costs related to the Santana Acquisition.

Interest Expense, net.  Interest expense, net decreased by $1.9 million, or 36.8%, to $3.3 million for the three months ended June 30, 2006 from $5.3 million for the same period in 2005. Interest expenses were higher in 2005 compared to 2006 due to the write-off of approximately $5.3 million in deferred financing costs, classified as part of interest expense, related to the Successor debt refinancing which priced on June 29, 2005.  These costs were partially offset by the higher levels of debt carried by the Successor, bearing higher interest rates in 2006, including the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income.  Net income increased by $3.5 million to $0.8 million for the three months ended June 30, 2006 from a loss of $2.7 million for the comparable period in 2005 as a result of reasons described above, increased sales volumes and average selling price, partially offset by higher average resin costs. Net income as a percent of net sales increased to 2.8% for the three months ended June 30, 2006 from a negative 13.5% for the comparable period in 2005, due to the increases in sales volumes offset by higher average resin prices.

Scranton Products — Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Six Months Ended	Six Months Ended	May 11, 2005 to	January 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$46,693	$35,845	$12,299	$23,546
Cost of sales	(35,119)	(27,946)	(10,233)	(17,713)
Gross margin	11,574	7,899	2,066	5,833
Selling, general and administrative expenses	(4,997)	(2,501)	(746)	(1,755)
Operating income	6,577	5,398	1,320	4,078
Interest expense, net	(6,151)	(6,193)	(6,333)	140
Miscellaneous—net	(196)	(158)	(43)	(115)
Income (loss) before income taxes	230	(953)	(5,056)	4,103
Income tax expense	(87)	—	—	—
Net income (loss)	$143	$(953)	$(5,056)	$4,103

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales.  Net sales increased by $10.8 million or 30.3%, to $46.7 million for the six months ended June 30, 2006, from $35.8 million for the same period of 2005. This increase was primarily attributable to an increase in sales of our Comtec products due to increases in state and local municipal funding for institutional construction projects as well as through growth from the  Santana Acquisition on April 28, 2006.  We have also seen an increase in average selling price, period over period, through price increases in the Scranton Products sheet and Comtec product lines during the later half of 2005, as well as from changes in product mix sold during the six months ended June 30, 2006 compared to the same period in 2005.  These pricing actions included increases in Comtec partition and locker products, as well as price increases in our sheet business.  Overall, we sold 24.7 million pounds of product in the six months ended June 30, 2006, which is a decrease of 1.1% from the 25.0 million pounds sold during the comparable period in 2005 as growth in Comtec and the Santana Acquisition was offset by declines in our sheet product lines, as we focused on higher margin sales opportunities.

Cost of Sales.  Cost of sales increased by $7.2 million, or 25.7%, to $35.1 million for the six months ended June 30, 2006 from $27.9 million for the same period of 2005. The increase was primarily attributable to increased HDPE average resin prices per pound in the six months ended June 30, 2006 compared to the same period in 2005.

Gross Margin.  Gross margin increased by $3.7 million, or 46.5%, to $11.6 million for the six months ended June 30, 2006 from $7.9 million for the same period in 2005. Gross margin as a percent of net sales increased to 24.8% for the six months ended June 30, 2006 from 22.0% for the same period in 2005. This increase was primarily attributable to increased sales volume through existing customers and further market penetration from the Santana Acquisition, as well as improved selling prices, which were partially offset by increased average cost of resin.  Because order back logs are not repriced, it generally takes 270 days for price increases to be fully realized through average selling price.  As a result, approximately one-third of the orders shipped in the second quarter of 2006 did not include the full price increase implemented in late 2005.  By September 2006, all orders should reflect the increases implemented in 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $2.5 million, or 99.8%, to $5.0 million, or 10.7% of sales for the six months ended June 30, 2006 from $2.5 million, or 7.0% of net sales for the same period in 2005.  The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.6 million from the amortization of intangible assets recorded in conjunction with the Transaction. In addition, we incurred approximately $0.2 million in acquisition costs related to the Santana Acquisition.  We expect to incur similar costs over the course of the next two quarters related to the addition of Santana, as well as from continued marketing efforts for our fabricated locker and partition product lines.

Interest Expense, net.  Interest expense, net decreased by $0.1 million, or 0.7%, to $6.1 million for the six months ended June 30, 2006 from $6.2 million for the same period in 2005.  Interest expenses were higher in 2005 compared to 2006 due to the write-off of approximately $5.3 million in deferred financing costs, classified as part of interest expense, related to the Successor debt refinancing which priced on June 29, 2005.  These costs were partially offset by the higher levels of debt carried by the Successor, bearing higher interest rates in 2006, including the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income.  Net income increased by $1.1 million to $0.1 million for the six months ended June 30, 2006 from a loss of $1.0 million for the comparable period in 2005 as a result of reasons described above, including the impact of increased sales of our Comtec product line and increased selling price, partially offset by the increase in average resin costs. Net income as a percent of net sales increased to 0.3% for the six months ended June 30, 2006 from a negative 2.7% for the comparable period in 2005, due to the increased average resin price, partially offset by increased selling price.

Corporate Overhead Costs— The Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 to	April 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
Selling, general and administrative expenses	(1,890)	(13,583)	(482)	(13,101)
Operating loss	(1,890)	(13,583)	(482)	(13,101)
Interest expense, net	—	—	—	—
Miscellaneous—net	—	—	—	—
Loss before income taxes	(1,890)	(13,583)	(482)	(13,101)
Income tax benefit	786	—	—	—
Net loss	$(1,104)	$(13,583)	$(482)	$(13,101)

(a) Represents the mathematical addition of the Predecessor period April 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Selling, General and Administrative expenses. Corporate selling, general and administrative expenses decreased by $11.7 million, or 86.1%, to $1.9 million for the three months ended June 30, 2006 from $13.6 million for the three months ended June 30, 2005. The higher level of selling, general and administrative expenses in 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction, which was partially offset by increases of approximately $0.3 million in professional fees such as accounting and legal costs, to support our preparation of a public infrastructure, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant.

Corporate Overhead Costs— The Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

	Successor	Combined Predecessor and Successor(a)	Successor	Predecessor
			Period	Period
	Six Months Ended	Six Months Ended	May 11, 2005 to	January 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
Selling, general and administrative expenses	(3,407)	(14,318)	(482)	(13,836)
Operating loss	(3,407)	(14,318)	(482)	(13,836)
Interest expense, net	—	—	—	—
Miscellaneous—net	—	—	—	—
Loss before income taxes	(3,407)	(14,318)	(482)	(13,836)
Income tax benefit	1,284	—	—	—
Net loss	$(2,123)	$(14,318)	$(482)	$(13,836)

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to June 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Selling, General and Administrative expenses. Corporate selling, general and administrative expenses decreased by $10.9 million, or 76.2%, to $3.4 million for the six months ended June 30, 2006 from $14.3 million for the six months ended June 30, 2005. The higher level of selling, general and administrative expenses in 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction, which was partially offset by increases of approximately $0.7 million in professional fees such as accounting and legal costs, to support our preparation of a public infrastructure, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant. We also expect to continue to incur increased accounting and legal fees in the second half of the year compared to previous years as we are now a public registrant.

Liquidity and Capital Resources

Our primary cash needs are working capital (largely inventory to support growing sales), capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. In connection with the Transaction, we entered into a senior secured revolving credit facility which will provide additional liquidity to support growth.

Cash provided by operating activities was $0.5 million for the six months ended June 30, 2006, compared with $13.9 million provided by operating activities for the six months ended June 30, 2005.  The decrease in cash provided by operating activities in the first six months of 2006 was primarily due to the payment of $11.1 million in interest on our long-term debt on January 2, 2006, higher accounts receivable levels due to significant sales growth in AZEK, Comtec and through the addition of Santana, as well as increased purchases of raw materials.  These factors were only partially offset by improved finished good inventory management and higher accrued expenses.

Cash used in investing activities was $44.6 million for the six months ended June 30, 2006, compared to $217.4 million for the six months ended June 30, 2005. Cash used in investing activities of $34.1 million related to the Santana Acquisition completed on April 28, 2006.  The majority of the remaining cash used in investing activities in 2006 related to capital expenditures for the continued development of our added facility for Vycom extrusion and fabrication capacity to support the growth of our AZEK product line. We estimate that total capital expenditures for full fiscal 2006 will be approximately $18.0 to $23.0 million.  In the period of May 11, 2005 to June 30, 2005, cash used in investing activities of $210.9 million related to the acquisition of the equity interests in the Predecessor in connection with the Transaction, while $2.0 million was attributable to capital expenditures for the Vycom facility.  Predecessor cash used in investing activities related to the capital expenditures of $4.5 million.

Cash provided by financing activities for the six months ended June 30, 2006 was $37.1 million compared to cash used for financing activities of $206.6 million for the six months ended June 30, 2005.  The majority of cash provided by financing activities related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $6.0 million in proceeds from our senior secured credit facility, $5.3 million of which we incurred as part of the Santana Acquisition.  We also incurred an additional $1.2 million in financing costs related to the public registration and exchange offer of our Notes. Cash provided by financing activities for the six months ended June 30, 2005 primarily represented payments on the Predecessor’s long-term debt obligations of $142.3 million, as well as proceeds from the refinancing and issuance of $65.0 million of senior floating rate notes, $150.0 million in senior fixed rate notes and $5.0 million in borrowings from our revolving credit facility.

Floating Rate Notes and Fixed Rate Notes.  In connection with the Transaction, CPG issued $215.0 million of indebtedness on May 10, 2005. On June 29, 2005, CPG priced a refinancing of the Transaction debt with the issuance of $65 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”). The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s  ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Floating Rate Notes.  These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

Senior Secured Credit Facility.  Concurrently with the closing of the Transaction, CPG entered into a senior secured revolving credit facility that provides availability of up to $40.0 million.  However, the amount of borrowing capacity available is limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the senior secured revolving credit facility are available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the senior secured revolving credit facility is secured by substantially all of

CPG’s present and future assets. In addition, the senior secured credit facility is guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and Vycom Corp.

The senior secured revolving credit facility imposes certain restrictions on us, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness.  In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0.  For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of June 30, 2006, we were in compliance with all covenants contained in our senior secured credit facility.

On April 28, 2006, in connection with the Santana Acquisition, CPG borrowed an additional $5.3 million from the revolving credit facility.  These proceeds were used as a source of funds towards the purchase price as well as for payment of approximately $1.4 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs.

Change in Control Provisions in Indebtedness. The occurrence of certain kinds of change of control events would constitute an event of default under the agreement governing our senior secured revolving credit facility, and would also trigger a requirement under the indenture governing the Notes to offer to repurchase all then outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Notes have been previously called for redemption. A default under our senior secured revolving credit facility would result in a default under the indenture governing the Notes if the lenders accelerate the debt under our senior secured revolving credit facility. In addition, our failure to purchase tendered Notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under our senior secured revolving credit facility. Moreover, our senior secured revolving credit facility restricts our ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase Notes unless we first repay all indebtedness outstanding under our senior secured revolving credit facility and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all.

Covenant Ratios in Indenture and Senior Secured Credit Facility.  As discussed above under “—Senior Secured Credit Facility,” the credit agreement governing our senior secured credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0 (referred to in the credit agreement as the “Senior Secured Leverage Ratio”).  The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the credit agreement as the ratio of (a) senior secured indebtedness on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for the such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below.  Non-compliance with this financial covenant could result in an event of default under our credit agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the credit agreement and could trigger a cross-default under our indenture governing the Notes or other indebtedness we may incur in the future. Moreover, we will not be able to borrow additional amounts under our senior secured credit facility if we are in default under our credit agreement, including non-compliance with this financial covenant.

In addition, the indenture governing the Notes includes a material covenant limiting the amount of indebtedness that CPG and its subsidiaries may incur.  Under the indenture, CPG and the subsidiary guarantors are permitted to incur indebtedness only if the ratio of Adjusted EBITDA (referred to in the indenture as “Consolidated

EBITDA”) for the four most recent full fiscal quarters to certain fixed charges for such period, calculated on a pro forma basis is greater than 2.0 to 1.0 (referred to in the indenture as the “Consolidated Fixed Charge Coverage Ratio”) or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a letter of credit basket, an acquired debt basket and a general debt basket.  The acquired debt basket permits CPG or any of its restricted subsidiaries to incur debt to finance an acquisition so long as the Consolidated Fixed Charge Coverage Ratio would be equal to or greater than immediately prior to such acquisition. CPG utilized this debt basket to finance the Santana Acquisition.  Non-compliance with this covenant could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit agreement or other indebtedness we may incur in the future.

Adjusted EBITDA is calculated similarly under both the credit agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors.  In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition (including the Transaction), including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to Indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with the Transaction or any other acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, as permitted by Accounting Principles Board Opinions Nos. 16 and 17, respectively; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to SFAS No. 142 and No. 144 and the amortization of intangibles arising pursuant to SFAS No. 141.

In calculating the Senior Secured Leverage Ratio, Adjusted EBITDA and senior secured indebtedness, as the case may be, are each adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding six months.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

(Dollars in thousands)	Covenant Amount	Twelve Months Ended June 30, 2006
Senior Secured Leverage Ratio.	Maximum of 1.5x	0.15	x
Senior secured indebtedness		$7,055
Adjusted EBITDA		$47,687

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve-month period ended June 30, 2006, on a pro forma basis as defined by our credit agreement:

(Dollars in thousands)	Year Ended December 31, 2005	Add: Six Months Ended June 30, 2006	Less: Six Months Ended June 30, 2005	Twelve Months Ended June 30, 2006	Pro Forma Adjusments Twelve Months Ended June 30, 2006(i)	Pro Forma Twelve Months Ended June 30, 2006
Net loss (a)	$(11,741)	$2,663	$(9,196)	$118	$(6,764)	$(6,646)
Interest expense, net (a)	23,035	14,225	10,143	27,117	6,919	34,036
Income tax (benefit) expense	(1,622)	1,612	3,060	(3,070)	94	(2,976)
Depreciation and amortization	9,560	6,373	2,989	12,944	268	13,212
FAS 141 inventory adjustment (b)	5,185	—	—	5,185	—	5,185
Relocation and hiring costs (c)	496	40	—	536	—	536
Retiring executive costs (d)	188	110	94	204	—	204
Management fee (e)	217	215	217	215	—	215
Santana Acquisition costs (f)	—	227	—	227	—	227
Santana non-recurring charges (g)	—	—	—	—	3,694	3,694
Non-cash restricted stock unit charge (h)	12,851	—	12,851	—	—	—
Adjusted EBITDA	$38,169	$25,465	$20,158	$43,476	$4,211	$47,687

(a)             Net loss and interest expense each includes the amortization of approximately $1.0 million of deferred financing costs as well as a write off of $5.3 million in deferred financing costs classified as interest expense for the pro forma year ended June 30, 2006.

(b)            We incurred a non-cash SFAS No. 141 fair value adjustment to increase inventory to its estimated selling price at May 11, 2005. This increase was then recognized as an increase to cost of sales during the period May 11, 2005 to December 31, 2005 as the related inventory was sold.

(c)             Represents a charge related to the relocation and hiring costs incurred upon the replacement and expansion of our executive management team in fiscal 2005 and in the first half of 2006.

(d)            Two sales executives and co-founders of the business have retired and their positions have not been and will not be replaced. Therefore, this adjustment reflects the elimination of their salary and benefits as if they had been retired during the periods presented.

(e)             Represents the elimination of the J.H. Whitney & Co., LLC and Clearview Capital, LLC 2005 management fee, as well as the AEA Investors management fee that was charged during the periods presented.

(f)               Represents one-time charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.

(g)            Includes the add-back of any unusual or nonrecurring charges included in Santana’s net income that relates to the Santana Acquisition.  The majority of these costs include the early extinguishment of a supplier agreement, severance costs and debt extinguishment costs attributable to the Santana Acquisition.

(h)            We incurred a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction. This amount was funded by the seller, Compression Polymers Holding LLC, our Predecessor, from the purchase price of the Transaction. As such, there was no cash impact on the financial statements of the Successor related to this compensation charge.

(i)                Column represents the pro forma effect from Santana Products as if the Santana Acquisition took place on July 1, 2005, as defined in our credit agreement.

(h)            Column represents the pro forma effect from Santana Products as if the Santana Acquisition took place on July 1, 2005, as defined by our credit agreement.

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our debt agreements, management believes the adjustments described above are in accordance with the covenants in our credit agreement and indenture, as discussed above.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP.  Adjusted EBIDTA should be used to analyze our ability to comply with our covenants.  In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Long-term Liquidity.  At June 30, 2006, we had the availability of $32,945,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Impact of the Santana Acquisition

In connection with the Santana Acquisition, we incurred significant additional indebtedness that we financed with the issuance of the additional $30.0 million of Floating Rate Notes described above. We borrowed an additional $5.3 million on our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million.  As a result of our new indebtedness, our interest expense is higher than in periods prior to the Santana Acquisition.

In addition, the Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, which required an allocation of the purchase price paid to the tangible and intangible net assets acquired based on their relative fair values as of the date of the Transaction.  The total purchase price of approximately $36.0 million, which includes $1.6 million in transaction costs, was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. In connection with this allocation of the purchase price, we will have completed our determination of our intangible assets, including the useful lives of those acquired in the Santana Acquisition by the third quarter of 2006.  These new valuations are the basis for our future impairment evaluations under SFAS No. 142.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2005. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2005 for certain of these liabilities.

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$215,000	$—	$—	$—	$215,000
Interest on Notes	177,696	22,752	46,398	46,398	62,148
Note payable	85	71	14	—	—
Capital lease obligation	10,358	498	1,010	1,031	7,819
Operating lease obligations	901	355	477	69	—
Total	$404,040	$23,676	$47,899	$47,498	$284,967

(a)             As of December 31, 2005, there was a letter of credit of $1.1 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million. In April 2006, we borrowed approximately $5.3 million under our senior secured revolving credit facility in connection with the Santana Acquisition. This table does not reflect the Santana Acquisition.

The following table summarizes our contractual cash obligations as of June 30, 2006. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond June 30, 2006 for certain of these liabilities.

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$245,000	$—	$—	$—	$245,000
Revolving credit facility	6,000	6,000	—	—	—
Interest on Notes	176,832	26,847	53,694	53,694	42,597
Interest on revolving credit facility.	155	155	—	—	—
Note payable	43	43	—	—	—
Capital lease obligation	10,181	542	1,045	1,035	7,559
Operating lease obligations	991	359	536	96	—
Total	$439,202	$33,946	$55,275	$54,825	$295,156

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R is effective for our Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations, cash flows or financial position, since we have no stock-based compensation plans in existence at this time.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We are currently evaluating the impact of this interpretation on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to the floating rate notes and any outstanding amounts under our senior secured revolving credit facility. In addition, the market value of the fixed rate notes will fluctuate with interest rates.

Our outstanding floating rate notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.2 million per year. Our senior secured revolving credit facility provides for borrowings of up to $40.0 million, which also bear interest at variable rates. Assuming the revolver is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.1 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly, the cost of petrochemical resin.  Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth.

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into guaranteed supply or fixed-price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than a majority of our cost of goods sold for the six months ended June 30, 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices, other precursor raw materials for the products and underlying demand for these products.  The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials quickly.  Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas.  Due to the uncertain extent of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases.  Even if we are able to pass these price increases on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our products.  To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and financial condition.  Moreover, we do not reprice any existing orders.  Also, increases in resin prices hurt our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

Our raw material supplies are subject to not only price fluctuations but also other market disturbances including supply shortages and natural disasters.  During August and September 2005, the entire petrochemical resin industry was affected by Hurricanes Katrina and Rita, causing lost production, supply delays and shortages in raw materials.  In early October 2005, the PVC industry was once again affected by the explosion of the Formosa Plastics plant, which is a supplier to the PVC industry. These events have led to all time high shortages in supply.  Throughout the course of these events we have been able to maintain necessary raw material supplies.

In the event of another industry-wide general shortage of resins, or a shortage or discontinuation of certain types of resins purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin.  Any such shortage may materially negatively impact our production process as well as our competitive position versus companies that are able to better or more cheaply source resin.

Item 4.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in CPG International Inc.’s control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our condensed consolidated financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” contained in Item 2 of Part I of this report for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business

Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials.

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP, which represented more than 50% of our total cost of goods sold for the year ended December 31, 2005 and for the three months ended June 30, 2006. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

The capacity, supply and demand for resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. During August and September 2005, the entire petrochemical resin industry was affected by Hurricanes Katrina and Rita, causing lost production, supply delays and shortages in raw materials. In early October 2005, the resin industry was once again affected by the explosion of the Formosa Plastics plant, which is a supplier to the resin industry. These events have led to all time high shortages in supply. Throughout the course of these events we have been able to maintain necessary raw material supplies. However, in the event of another industry-wide general shortage of resins we use, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We purchase our raw materials directly from major petrochemical and chemical suppliers. We have long-standing relationships with some of these suppliers but we have no guaranteed supply or fixed-price contracts with any of our resin vendors. Resin purchases are made in accordance with our manufacturing specifications, and are based primarily on price. We are typically awarded a significant customer rebate by each supplier due to purchasing scale; however there is no assurance whether such rebates will continue beyond the current calendar year. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months.

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices have more than doubled, and as a result of the storm activity discussed above, increases in natural gas and crude oil prices and demand in the broader economy, resin prices have recently risen to all time high levels. Our annual average cost of resin increased by approximately 30% from 2004 to 2005. These significantly higher resin costs have impacted our profitability throughout 2005, resulting in lower gross margins in fiscal year 2005 compared to fiscal year 2004.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials quickly. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertain extent of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. Even if we are able to pass these price increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability. Moreover, increases in resin prices hurt our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

Our continued success is dependent on the performance of our AZEK products, which represent a significant portion of our net sales.

In fiscal 2005, AZEK products accounted for a majority of our net sales, and net sales of our AZEK products have increased at an approximately 75% compound annual growth rate over the past four years. Therefore, our future prospects are largely dependent on the continued success of our AZEK products, which have been on the market for only seven years. If we should experience any problems, real or perceived, with product quality, relative value and use as compared to competitive materials, distribution, delivery or consumer acceptance of AZEK as a substitute for wood in the trim and millwork segment, our sales and profitability could materially decline. In particular, the success of AZEK depends on our customers continuing to be willing to pay more for AZEK on the basis of relative value and use as compared to wood and other products that AZEK is intended to replace. In addition, we are subject to the risk that third parties develop new products that compete favorably with AZEK on a price-to-value relationship.

We face competition in each of our businesses and our customers may not continue to purchase our products.

We face competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Our products also compete with the wood and metal products that our synthetic products are designed to replace. For example, AZEK competes primarily with wood, aluminum, engineered wood and other synthetic building materials, such as celuka-processed products. The bathroom products market is highly fragmented and consists of manufacturers typically producing partitions in several different materials and price ranges. Metal is currently the most used material in the bathroom partition market. With respect to our other basic non-fabricated products, the market is highly fragmented, with manufacturers generally focused on a few core materials including dry petrochemical resins and other key materials, that are sold directly into end market applications. Our competitors for other non-fabricated products include other national and regional manufacturers.

We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Increases in our prices as compared to those of our competitors could materially adversely affect us. In particular, many of these other products that we compete with on a price-to-value basis, such as wood and metal products, are not affected by the significant increases in the cost of resin that we have experienced over the past few years.

The competition we face involves the following key risks:

•                  loss of market share;

•                  failure to anticipate and respond to changing consumer preferences and demographics;

•                  failure to develop new and improved products;

•                  failure of consumers to accept our brands and exhibit brand loyalty and pay premium prices on the basis of relative value and use as compared to competitive materials;

•                  aggressive pricing by competitors, which may force us to decrease prices or increase marketing and promotional spending in order to maintain market share; and

•                  failure of our marketing and promotional spending to increase, or even maintain, sales volume and market share.

Certain of our competitors have financial and other resources that are greater than ours and may be better able to withstand price competition. In addition, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques and make it more difficult for us to compete. In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to cease purchasing our products.

If we are unable to meet future capital requirements, our business may be adversely affected.

We have made significant capital expenditures in our businesses in recent years to expand our facilities and enhance our production processes. We spent approximately $7.4 million, $7.3 million and $21.8 million in capital expenditures in fiscal years 2003, 2004 and 2005. We estimate that capital expenditures for fiscal 2006 will be $18.0 million to $23.0 million. We spent approximately $11.0 million in capital expenditures in the six months ended June 30, 2006. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability and impair our ability to satisfy our obligations under the exchange notes. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

Our business could be materially hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. Sales in the residential, commercial and institutional construction market correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability.

In general, demand for new home construction as well as commercial and institutional construction may be materially adversely affected by increases in interest rates and the reduced availability of financing. Although interest rates have been low the past few years, as interest rates rise, the ability of prospective buyers to finance purchases of new homes may be materially adversely affected. As a result, our business, financial condition and results of operations may also be materially adversely impacted. The remodeling market, in which we make a large portion of our sales, tends to be less sensitive to changes in interest rates. Any changes in tax laws related to mortgages and home equity financings could materially adversely affect sales in the home construction and remodeling market.

Our bathroom and lockers products are sold primarily in the institutional segment, which includes schools, government and municipal buildings and facilities, parks, military bases and hospitals. The demand for these products, whether in connection with replacement orders or new construction, is impacted by the economy, and in particular gross domestic product levels. As a result of institutional budgeting, we may experience a decrease in sales up to a year or more after a decline in gross domestic product levels. For example, school construction, our and Santana’s primary segment for plastic bathroom products and lockers, has experienced a slowdown over the last two years, following growth over the previous decade. This slowdown has been due in part to increased energy, pension and healthcare costs that have reduced amounts available for school construction costs, which reduction may continue in the future. Furthermore, sales to schools may be impacted by lower than anticipated tax revenues collected by state and local municipalities.

Our business is subject to risks associated with manufacturing processes.

We internally manufacture our own products at our production facilities. Our manufacturing facilities are in the Scranton, Pennsylvania area, where we produce all of our products. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. Moreover, there are a limited number of manufacturers that make the machines we use in our business. Because we supply our products to original equipment manufacturers, or OEMs, a temporary or long-term business disruption could result in a permanent loss of customers that will seek out alternate suppliers. If this were to occur, our future sales levels, and therefore our profitability, could be materially adversely affected.

Our sales, cash flows from operations and results of operations may decrease if our key distributors reduce the amount of products they purchase from us or if our relations with them decline.

Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year ended December 31, 2005, our largest distributor, Parksite Plunkett Webster, or PPW, through seven independent branches, collectively accounted for more than 10% of 2005 sales, and our top 3 distributors collectively accounted for approximately 43% of 2005 net sales. We expect our relationship with PPW and our other key distributors to continue; however the loss of or a significant adverse change in our relationships with PPW or any other significant distributor could temporarily disrupt our net sales. Our operations depend upon our ability to maintain our relations with our network of distributors and dealers. If our key distributors and dealers are unwilling to continue to sell our products, if we do not provide product offerings and price points that meet the needs of our key distributors and dealers, or if our key distributors and dealers merge with or are purchased by a competitor, we could experience a decline in sales. The loss of, or a reduction in orders from, any significant distributor or dealer, losses arising from disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any significant distributor or dealer could cause a decrease in our net income and our cash flow. If we are unable to replace such distributors or dealers, or otherwise replace the resulting loss of sales, our business and results of operations could be materially adversely affected.

The Santana Acquisition, as well as any other acquisitions we may pursue in the future, may be unsuccessful.

The Santana Acquisition is significantly larger than any of our previous acquisitions. The expansion of our business and operations resulting from the Santana Acquisition may strain our administrative, operational and financial resources. The integration of Santana into our company will require substantial time, effort, attention and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, distributors or suppliers, a possible loss of sales or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the Santana Acquisition.

Although we have conducted what we believe to be a prudent level of investigation regarding Santana’s business, an unavoidable level of risk remains regarding the actual condition of this business. We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with the Santana Acquisition. Under the stock purchase agreement, the selling stockholders of Santana are required to indemnify us against certain undisclosed liabilities. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the acquisition. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In the future, we may opportunistically consider the acquisition of other manufacturers or product lines of other businesses that either complement or expand our existing business. We cannot assure you that we will be able to consummate any such acquisitions or that any future acquisitions will be able to be consummated at acceptable prices and terms. The Santana Acquisition and any future acquisitions we pursue involve a number of special risks, including some or all of the following:

•                  the diversion of management’s attention from our core businesses;

•                  the disruption of our ongoing business;

•                  entry into markets in which we have limited or no experience;

•                  the ability to integrate our acquisitions without substantial costs, delays or other problems;

•                  inaccurate assessment of undisclosed liabilities;

•                  the incorporation of acquired products into our business;

•                  the failure to realize expected synergies and cost savings;

•                  the loss of key employees or customers of the acquired business;

•                  increasing demands on our operational systems;

•                  possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and

•                  the amortization of acquired intangible assets.

Additionally, any acquisitions we may make could result in significant increases in our outstanding indebtedness and debt service requirements. The terms of our outstanding notes and senior secured revolving credit facility may limit the acquisitions we may pursue.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from war risks, terrorist acts or product liability claims relating to products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and can in the future increase substantially. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.

We provide product warranties that could expose us to claims, which could in turn damage our reputation and adversely affect our business.

We provide our customers with a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec warranty guarantees products against breakage, corrosion and delamination. AZEK products are warrantied against manufacturing defects that could cause the product to rot, corrode, delaminate, or excessively swell from moisture. If any of our products fails to comply with its warranty, we may be obligated, at our expense, to correct any defect by replacing such defective product. Although historically total warranty costs have been immaterial, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately predict the level of future warranty claims. In particular, AZEK has been on the market for only seven years, so we cannot completely ascertain the costs for 25 years. Although we have never experienced any material losses attributable to warranty claims, an increase in the rate of warranty claims or the occurrence of unexpected warranty claims could be expensive and could damage our reputation and brand equity, which could materially and adversely affect our business.

Our business operations could be significantly disrupted if members of our management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management. Our senior operating management members average approximately 21 years of relevant industry experience and have extensive engineering, manufacturing and finance backgrounds. We believe that the depth of our management team is instrumental to our continued success. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

On February 10, 2006, we announced that our board of directors had approved our management transition plan. Under the transition plan, Mr. James Keisling will continue to serve as our Chief Executive Officer and a member of our board of directors, but will transition to the role of non-executive Chairman of our board of directors by January 1, 2007, succeeding Mr. Christopher Mahan. Mr. John R. Loyack, who served as our Chief Operating Officer and Chief Financial Officer from September 2005, was appointed as our President effective immediately and will continue to serve as our Chief Operating Officer. Mr. Loyack will succeed Mr. Keisling as our Chief Executive Officer by January 1, 2007. Mr. Scott C. Harrison, who served as our Vice President of Finance from November 2005, was appointed Senior Vice President and Chief Financial Officer effective immediately. There is no assurance that the new management team will be able to execute our business strategy in a manner that will allow us to sustain continued growth and success.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. In particular, the value of the AZEK brand is significant to the success of our business. We generally rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents, in order to preserve our position in the market. Because of the importance of our proprietary know-how and trade secrets, we employ various methods to protect our intellectual property, such as entering into confidentiality agreements with third parties, and controlling access to and distribution of our proprietary information.

There is no assurance that these protections are adequate to prevent competitors from copying, imitating or reverse engineering our products, or from developing and marketing products that are substantially equivalent to or superior to our own. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. Due to the nature of our products and technology, it is difficult for us to monitor unauthorized uses of our products and technology. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products, including our AZEK products, in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on our goodwill in the marketplace since it would damage the reputation of plastic products generally, whether or not it violates our intellectual property rights.

In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. We believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties. Although no proceedings are currently existing, we have received, and from time to time, may receive in the future, claims from third parties by which such third parties assert infringement claims against us in connection with the manufacture and sale of our products and we can give no assurance that claims or litigation asserting infringement by us of third parties’ intellectual property rights will not be initiated in the future. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements, to the extent such arrangements are available. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if such enforcement measures are not successful, we may not be able to protect the value of our intellectual property. Regardless of its outcome, any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.

The cost of complying with laws relating to the protection of the environment may be significant.

We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose joint and several strict liability on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released.

While we believe that the future cost of compliance with environmental laws and regulations and liabilities associated with claims or known environmental conditions will not have a material adverse effect on our business, we cannot assure you that future events, such as new or more stringent environmental laws and regulations, any related damage claims, the discovery of previously unknown environmental conditions requiring response action, or more vigorous enforcement or a new interpretation of existing environmental laws and regulations would not require us to incur additional costs that would be material. We believe our cost of compliance with environmental laws and regulations was minimal in 2005.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our financial statements may not accurately reflect our financial condition.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We have a significant amount of indebtedness. As of June 30, 2006, we had total indebtedness of $251.2 million, excluding up to an additional $32.9 million that was available for borrowing under our senior secured revolving credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our outstanding notes;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to borrow additional funds for capital expenditures, acquisitions, working capital or other purposes.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. On a pro forma basis, our interest expense for the six months ended June 30, 2006, after giving effect to the Santana Acquisition, would have been approximately $15.8 million. In addition, each 0.125% increase or decrease in the applicable interest rates on the notes would correspondingly change our interest expense by approximately $0.1 million per year.

The indenture governing the notes and our senior secured revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our senior secured revolving credit facility matures in 2011. As a result, we may be required to refinance any outstanding amounts under that facility prior to the maturity of the notes. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we are unable to refinance our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes and our senior secured revolving credit facility do not fully prohibit us or our subsidiaries from doing so. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and we may not be able to meet all our debt obligations in whole or in part.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and the notes, on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition and on our ability to pay principal and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in Item 2 of Part I of this report.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured revolving credit facility could elect to declare all amounts outstanding under the senior secured revolving credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under our senior secured revolving credit facility. In addition, if such a default were to occur, the notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders, including holders of notes.

The indenture governing the notes and our senior secured revolving credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture governing the notes and our senior secured revolving credit facility contain customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:

•                  incurring additional indebtedness and issuing preferred stock;

•                  creating liens on our assets;

•                  making certain investments;

•                  consolidating or merging with, or acquiring, another business;

•                  selling or otherwise disposing of our assets;

•                  paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and

•                  entering into transactions with our affiliates.

Our senior secured revolving credit facility also requires us to meet a maximum total senior secured leverage ratio. We may not be able to maintain this ratio, and if we fail to be in compliance with this test, we will not be able to borrow funds under our senior secured revolving credit facility which would make it difficult for us to operate our business.

The restrictions in the indenture governing the notes and our senior secured revolving credit facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

The breach of any of these covenants and restrictions could result in a default under the indenture governing the notes or under our senior secured revolving credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior secured revolving credit facility, could proceed against the collateral securing the debt. Because the indenture governing the notes and the agreements governing our senior secured revolving credit facility have customary cross-default provisions, if the indebtedness under the notes or under our senior secured revolving credit facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.

Item 5.  Other Information

Item 6.  Exhibits

Exhibit Number	Description
1.1

Purchase Agreement, dated as of April 25, 2006, among Compression Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wachovia Capital Markets, LLC (filed as Exhibit 1.2 to the Registration Statement on Form S-4 filed on May 12, 2006 (the “Form S-4”) and incorporated herein by reference).

2.1

Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).

3.1

Certificate of Amendment of Certificate of Incorporation of CPG International Inc. (formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a) to the Form S-4 and incorporated herein by reference).

4.1

First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, CPH Sub II Corporation, CPC Sub I Corporation, VC Sub I Corporation, Compression Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to the Form S-4 and incorporated herein by reference).

4.2

Second Supplemental Indenture, dated as of April 28, 2006, among Santana Holdings Corp., Santana Products, Inc., Compression Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference).

4.3

The Registration Rights Agreement, dated as of April 28, 2006, by and among Compression Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wachovia Capital Markets, LLC (filed as Exhibit 4.6 to the Form S-4 and incorporated herein by reference).

10.1

First Amendment to Credit Agreement, dated as of April 24, 2006, by and among Compression Polymers Holding Corporation, Compression Polymers Holdings II Corporation, the subsidiary guarantors named therein, the lenders identified on the signature pages thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.2 to the Form S-4 and incorporated herein by reference).

10.2

Employment Agreement, effective as of May 22, 2006, by and among Compression Polymers Holding Corporation, Compression Polymers Corp. and Raymond J. Terwilliger (filed as Exhibit 10.9 to the Form S-4 and incorporated herein by reference).

10.3

Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 to the Form S-4 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Operating Officer

32.3	Section 1350 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG International Inc.

Date: August 14, 2006	By:	/s/ JAMES KEISLING
James Keisling
Chief Executive Officer

	By:	/s/ JOHN R. LOYACK
John R. Loyack
President and Chief Operating Officer

	By:	/s/ SCOTT HARRISON
Scott Harrison
Senior Vice President and Chief Financial Officer