Form 10-Q/A
period 2006-06-30
CPG INTERNATIONAL INC.
filed 2006-09-20
CIK 1356711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  333-134089

CPG International Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2779385
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

801 Corey Street, Scranton, PA	18505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 346-8797

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 14, 2006, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

EXPLANATORY NOTES

Restatement of Financial Information

As previously discussed in the Current Report on Form 8-K, filed on August 30, 2006, CPG International Inc. is filing this amendment on Form 10-Q/A for purposes of restating its condensed consolidated financial statements for the three and six months ended June 30, 2006 contained in the Quarterly Report on Form 10-Q for the period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 14, 2006 (the “Original Filing”).  The restatement is discussed in Note 13 to the accompanying condensed consolidated financial statements. In addition to the restatement of the Company’s previously issued condensed consolidated financial statements, the remainder of this amendment on Form 10-Q/A has also been revised in light of the restatement.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and any forward looking statements contained herein should be read in their historical context.

As required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s chief executive officer, chief operating officer and chief financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

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

CPG INTERNATIONAL INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

And Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited)

(Dollars in thousands)

	June 30, 2006 (As restated- see Note 13)	December 31, 2005
ASSETS
Current assets:
Cash	$5,498	$14,785
Receivables:
Trade, less allowance for doubtful accounts of $1,437 and $820 in 2006 and 2005, respectively	31,599	14,769
Income taxes	—	1,743
Inventories	40,895	44,691
Deferred income taxes	6,262	3,313
Prepaid expenses and other	4,905	4,726
Total current assets	89,159	84,027

Property and equipment—net	77,631	70,749
Goodwill	235,120	213,682
Intangible assets –net	91,816	86,611
Deferred financing costs—net	10,286	9,849
Total assets	$504,012	$464,918

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable—primarily trade	$25,816	$34,014
Current portion of capital lease	28	—
Current portion of long-term debt obligations	6,043	71
Accrued interest	13,485	11,088
Accrued expenses	8,544	6,032
Total current liabilities	53,916	51,205

Deferred income taxes	42,582	39,725
Capital lease obligation—less current portion	1,553	1,517
Long-term debt—less current portion	245,146	215,014
Commitments and contingencies

Shareholder’s equity:
Common shares, $0.01 par value: 1,000 units authorized; 10 issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	165,066	165,066
Retained deficit	(4,251)	(7,609)
Total shareholder’s equity	160,815	157,457
Total liabilities and shareholder’s equity	$504,012	$464,918

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2006 and 2005

(Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2006 (As restated- see Note 13)	Period May 11, 2005 to June 30, 2005	Period April 1, 2005 to May 10, 2005

Net sales	$66,695	$30,419	$17,243
Cost of sales	(50,180)	(23,697)	(13,075)
Gross margin	16,515	6,722	4,168
Selling, general and administrative expenses	(9,981)	(3,463)	(15,660)
Operating income (loss)	6,534	3,259	(11,492)

Other income (expenses):
Interest expense	(6,945)	(8,302)	483
Interest income	45	19	13
Miscellaneous—net	(189)	(40)	(64)
Total other expenses—net	(7,089)	(8,323)	432

Loss before income tax benefit (expense)	(555)	(5,064)	(11,060)
Income tax benefit (expense)	275	—	(60)
Net loss	$(280)	$(5,064)	$(11,120)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Condensed Consolidated Statements of Operations

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2006 (As restated- see Note 13)	Period May 11, 2005 to June 30, 2005	Period January 1, 2005 to May 10, 2005

Net sales	$144,761	$30,419	$81,931
Cost of sales	(107,286)	(23,697)	(58,854)
Gross margin	37,475	6,722	23,077
Selling, general and administrative expenses	(18,750)	(3,463)	(21,905)
Operating income	18,725	3,259	1,172

Other income (expenses):
Interest expense	(13,184)	(8,302)	(1,906)
Interest income	74	19	46
Miscellaneous—net	(225)	(40)	(384)
Total other expenses—net	(13,335)	(8,323)	(2,244)

Income (loss) before income taxes	5,390	(5,064)	(1,072)
Income tax expense	(2,032)	—	(3,060)
Net income (loss)	$3,358	$(5,064)	$(4,132)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2006 (As restated- see Note 13)	Period May 11, 2005 to June 30, 2005	Period January 1, 2005 to May 10, 2005
Cash flows from operating activities:
Net income (loss)	$3,358	$(5,064)	$(4,132)
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Write-off of deferred financing fees	—	5,032	—
Depreciation and amortization	6,373	818	2,171
Amortization of deferred financing fees classified as interest	780	—	—
Deferred income tax provision	1,820	—	(414)
Non-cash interest charge	5	—	—
Loss on disposition of fixed asset	2	—	—
Stock-based compensation from vesting of restricted units	—	—	12,800
Change in certain assets and liabilities:
Trade receivables	(11,779)	(1,990)	(4,687)
Inventories	5,961	4,951	2,398
Prepaid expenses and other current assets	1,773	(663)	1,006
Accounts payable—primarily trade	(11,417)	(3,973)	(720)
Accrued expenses and interest	3,576	2,805	3,538
Net cash provided by operating activities	452	1,916	11,960
Cash flows used in investing activities—
Acquisition of equity interest in Predecessor	—	(210,910)	—
Acquisition of Santana, net of cash received	(34,125)	—	—
Purchases of property and equipment	(10,510)	(2,024)	(4,489)
Proceeds from disposition of fixed asset	9	—	—
Net cash used in investing activities	(44,626)	(212,934)	(4,489)
Cash flows from financing activities—
Capital contribution	—	128,368	—
Proceeds from long-term obligations	30,150	215,000	—
Proceeds from revolving credit facility	6,000	5,000	—
Payments on long-term obligations	(46)	(138,461)	(3,820)
Payments of financing fees	(1,217)	—	—
Preferred unit contributions	—	—	509
Net cash provided by (used in) financing activities	34,887	209,907	(3,311)
Net (decrease) increase in cash and cash equivalents	(9,287)	(1,111)	4,160
Cash and cash equivalents—Beginning of period	14,785	6,857	2,697
Cash and cash equivalents—End of period	$5,498	$5,746	$6,857
Supplemental disclosures:
Cash paid for interest	$11,367	$3,308	$1,756
Capital expenditures in accounts payable at end of period	$540	$—	$—
Increase in value of restricted common units	$—	$—	$176

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

	Successor		Predecessor
(dollars in thousands)	Three Months Ended June 30, 2006	May 11, 2005 to June 30, 2005	April 1, 2005 to May 10, 2005
Beginning balance	$1,861	$1,786	$—
Additions	—	187	1,847
Warranty costs incurred	(4)	(187)	(61)
Ending balance	$1,857	$1,786	$1,786

	Successor		Predecessor
	Six Months Ended	May 11, 2005 to	January 1, 2005 to
(dollars in thousands)	June 30, 2006	June 30, 2005	May 10, 2005
Beginning balance	$1,786	$1,786	$—
Additions	103	187	2,010
Warranty costs incurred	(32)	(187)	(224)
Ending balance	$1,857	$1,786	$1,786

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

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2006:

(Dollars in thousands)	Vycom	Scranton Products	Corporate	Eliminations	Consolidated

Net sales to external customers	$38,618	$28,077	$—	$—	$66,695
Intersegment net sales	696	97	—	(793)	—
Total net sales	$39,314	$28,174	$—	$(793)	$66,695
Cost of sales	(30,461)	(20,512)	—	793	(50,180)
Gross margin	8,853	7,662	—	—	16,515
Selling, general and administrative expenses	(5,254)	(2,837)	(1,890)	—	(9,981)
Operating income (loss)	$3,599	$4,825	$(1,890)	$—	$6,534

Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$3,599	$4,825	$(1,890)	$—	$6,534
Interest expense	(4,053)	(2,892)	—	—	(6,945)
Interest income	13	32	—	—	45
Miscellaneous, net	4	(193)	—	—	(189)
Income tax benefit (expense)	217	(877)	935	—	275
Net (loss) income	$(220)	$895	$(955)	$—	$(280)

Depreciation and amortization classified as:
Cost of sales	$1,407	$1,197	$—	$—	$2,604
Selling, general and administrative expense	330	308	58	—	696
Total depreciation and amortization	$1,737	$1,505	$58	$—	$3,300

Total capital expenditures (1)	$1,282	$31	$1,071	$—	$2,384

(1)         Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2006:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$98,068	$46,693	$—	$—	$144,761
Intersegment net sales	1,092	133	—	(1,225)	—
Total net sales	$99,160	$46,826	$—	$(1,225)	$144,761
Cost of sales	(73,259)	(35,252)	—	1,225	(107,286)
Gross margin	25,901	11,574	—	—	37,475
Selling, general and administrative expenses	(10,346)	(4,997)	(3,407)	—	(18,750)
Operating income (loss)	$15,555	$6,577	$(3,407)	$—	$18,725
Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$15,555	$6,577	$(3,407)	$—	$18,725
Interest expense	(7,439)	(5,745)	—	—	(13,184)
Interest income	34	40	—	—	74
Miscellaneous, net	(29)	(196)	—	—	(225)
Income tax expense (benefit)	(3,062)	(254)	1,284	—	(2,032)
Net income (loss)	$5,059	$422	$(2,123)	$—	$3,358

Depreciation and amortization classified as:
Cost of sales	$2,610	$2,389	$—	$—	$4,999
Selling, general and administrative expense	639	670	65	—	1,374
Total depreciation and amortization	$3,249	$3,059	$65	$—	$6,373
Total capital expenditures (1)	$9,339	$148	$1,563	$—	$11,050

(1)         Includes capital expenditures in accounts payable.

(2)         Category contains corporate overhead costs.   Additional overhead costs which were once allocated to the Scranton Products and Vycom segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers.  Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.`

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

The following table sets forth summarized financial information for the Predecessor by business segment from April 1, 2005 to May 10, 2005:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$9,124	$8,119	$—	$—	$17,243
Intersegment net sales	—	—	—	—	—
Total net sales	9,124	8,119	—	—	17,243

Cost of sales	(6,821)	(6,254)	—	—	(13,075)
Gross margin	2,303	1,865	—	—	4,168
Selling, general and administrative expenses	(1,820)	(739)	(13,101)	—	(15,660)
Operating income (loss)	$483	$1,126	$(13,101)	$—	$(11,492)

Reconciliation of operating income (loss) to net income (loss):
Operating income (loss)	$483	$1,126	$(13,101)	$—	$(11,492)
Interest expense	(618)	1,101	—	—	483
Interest income	9	4	—	—	13
Miscellaneous—net	(141)	77	—	—	(64)
Income tax expense	(60)	—	—	—	(60)
Net (loss) income	$(327)	$2,308	$(13,101)	$—	$(11,120)

Depreciation and amortization classified as:
Cost of sales	$366	$249	$—	$—	$615
Selling, general and administrative expense	8	58	—	—	66
Total depreciation and amortization	$374	$307	$—	$—	$681

Total capital expenditures(1)	$516	$87	$—	$—	$603

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

The following table sets forth summarized financial information for the Successor by business segment from May 11, 2005 to June 30, 2005:

(Dollars in thousands)	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated

Net sales to external customers	$18,120	$12,299	$—	$—	$30,419
Intersegment net sales	375	—	—	(375)	—
Total net sales	$18,495	$12,299	$—	$(375)	$30,419
Cost of sales	(13,839)	(10,233)	—	375	(23,697)
Gross margin	4,656	2,066	—	—	6,722
Selling, general and administrative expenses	(2,235)	(746)	(482)	—	(3,463)
Operating income (loss)	$2,421	$1,320	$(482)	$—	$3,259

Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$2,421	$1,320	$(482)	$—	$3,259
Interest expense	(1,956)	(6,346)	—	—	(8,302)
Interest income	6	13	—	—	19
Miscellaneous, net	3	(43)	—	—	(40)
Income tax expense	—	—	—	—	—
Net income (loss)	$474	$(5,056)	$(482)	$—	$(5,064)

Depreciation and amortization classified as:
Cost of sales	$426	$311	$—	$—	$737
Selling, general and administrative expense	10	71	—	—	81
Total depreciation and amortization	$436	$382	$—	$—	$818

Total capital expenditures(1)	$1,622	$402	$—	$—	$2,024

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

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Total assets:
Vycom	$289,773	$295,063
Scranton Products	210,008	169,855
Corporate	4,231	—
Total consolidated assets	$504,012	$464,918

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

3.                                      ACQUISITION OF SANTANA HOLDINGS CORPORATION

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $34.4 million.  Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes.  See Note 8.  The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs.  Santana Products, Inc. has been included within our Scranton Products segment as of April 29, 2005.  The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment.

The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.  The purchase price, which includes $1.6 million in transaction costs, was allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction. The Company anticipates completing the purchase price allocation by the end of the Company’s third quarter ended 2006.  Assets acquired and liabilities assumed that are subject to change upon the completion of the purchase price allocation include intangibles, inventory and deferred taxes. The following table summarizes the preliminary allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition, as follows:

(Dollars in thousands)		At April 29, 2006
Purchase price		$34,429
Transaction costs		1,609
		36,038
Less:
Cash and cash equivalents	$1,058
Accounts Receivable	5,051
Inventory	2,165
Other current assets	208
Financing costs related to the Santana Acquisition	859
Property, plant and equipment	1,020
Intangibles	6,400
Total assets acquired	16,761

Accounts payable assumed	2,679
Other liabilities assumed	1,394
Total liabilities assumed	4,073
		(12,688)
Goodwill (excess purchase price over net asset value)		$23,350

The following pro forma consolidated financial information for the six months ended June 30, 2006 and 2005 are presented as though the Santana Acquisition occurred on January 1, 2006 and January 1, 2005, respectively.  The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006 or 2005, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 28, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

(Dollars in thousands)	Pro Forma Six Months Ended June 30, 2006	Pro Forma Six Months Ended June 30, 2005

Net sales	$154,818	$129,084

Net loss	$(3,818)	$(8,872)

4.             INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Raw materials	$23,954	$18,096
Finished goods	16,941	26,595
Total inventories	$40,895	$44,691

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.             PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Land and improvements	$1,701	$1,701
Buildings and improvements	21,118	19,093
Capital lease- building	1,500	1,500
Manufacturing equipment	56,822	47,793
Office furniture and equipment	2,504	892
Total property and equipment	83,645	70,979
Construction in progress	5,084	5,694
	88,729	76,673
Accumulated depreciation	(11,098)	(5,924)
Total property and equipment—net	$77,631	$70,749

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

8.                                      LONG-TERM DEBT

Long-term debt consisted of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (11.46% at June 30, 2006 and 10.67% at December 31, 2005)	95,000	65,000
Credit Facility – LIBOR + 2.75% (7.46% at June 30, 2006)	6,000	—
Notes payable	43	85
Net premium on Senior Notes due 2012	146	—
Total	251,189	215,085
Less current portion	6,043	71
Long-term debt—less current portion	$245,146	$215,014

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012.  These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Senior Unsecured Floating and Fixed Rate Notes (the “Notes”).

The amount of borrowing capacity available under the Company’s senior secured revolving credit facility is limited to an amount equal to the sum of (a) 85% of accounts receivable and (b) 60% of inventory. The borrowings under the senior secured revolving credit facility are available until its maturity in 2011 to fund the ongoing working capital requirements, capital expenditures and other general corporate needs.

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

Total rent expense for the three months ended June 30, 2006 and 2005 was approximately $208,000 and $81,000, respectively. Also, rent expense for the six months ended June 30, 2006 and 2005 was approximately $499,000 and $163,000, respectively.

Rent expense for the Successor period of May 11, 2005 to June 30, 2005 was approximately $54,000. Rent expense for the Predecessor periods of April 1, 2005 to May 10, 2005 and January 1, 2005 to May 10, 2005 was approximately $27,000 and $109,000, respectively.

10.                               COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the amount accrued for litigation and claims in connection with such matters are adequate and that the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

12.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes, as well as the borrower under the senior secured revolving credit facility.  See Note 8. The Company is the direct parent holding company of CPG and a guarantor of the Notes and the senior secured revolving credit facility.  In addition, all of the domestic subsidiaries of CPG, including Santana Products acquired April 2006, which are all 100% owned by the Company, guarantee the Notes, as well as the senior secured revolving credit facility.  The guarantees are full, unconditional, joint and several.

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

	June 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Cash	$—	$—	$5,498	$—	$5,498
Net receivables	—	—	31,599	—	31,599
Inventory	—	—	40,895	—	40,895
Other current assets	—	—	11,167	—	11,167
Total current assets	—	—	89,159	—	89,159
Net property and equipment	—	—	77,631	—	77,631
Goodwill	—	—	235,120	—	235,120
Net intangible assets	—	—	91,816	—	91,816
Other noncurrent assets	160,815	160,815	10,286	(321,630)	10,286
Total assets	$160,815	$160,815	$504,012	$(321,630)	$504,012

Accounts payable	$—	$—	$25,816	$—	$25,816
Accrued expenses	—	—	8,544	—	8,544
Accrued interest	—	—	13,485	—	13,485
Other current liabilities	—	—	6,071	—	6,071
Total current liabilities	—	—	53,916	—	53,916
Deferred income taxes	—	—	42,582	—	42,582
Long-term debt	—	—	245,146	—	245,146
Other noncurrent liabilities	—	—	1,553	—	1,553
Equity	160,815	160,815	160,815	(321,630)	160,815
Total liabilities and equity	$160,815	$160,815	$504,012	$(321,630)	$504,012

	December 31, 2005
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Cash	$—	$—	$14,785	$—	$14,785
Net receivables	—	—	14,769	—	14,769
Inventory	—	—	44,691	—	44,691
Other current assets	—	—	9,782	—	9,782
Total current assets	—	—	84,027	—	84,027
Net property and equipment	—	—	70,749	—	70,749
Goodwill	—	—	213,682	—	213,682
Net intangible assets	—	—	86,611	—	86,611
Other noncurrent assets	157,457	157,457	9,849	(314,914)	9,849
Total assets	$157,457	$157,457	$464,918	$(314,914)	$464,918

Accounts payable	$—	$—	$34,014	$—	$34,014
Accrued interest	—	—	11,088	—	11,088
Other current liabilities	—	—	6,103	—	6,103
Total current liabilities	—	—	51,205	—	51,205
Deferred income taxes	—	—	39,725	—	39,725
Long-term debt	—	—	215,014	—	215,014
Other noncurrent liabilities	—	—	1,517	—	1,517
Equity	157,457	157,457	157,457	(314,914)	157,457
Total liabilities and equity	$157,457	$157,457	$464,918	$(314,914)	$464,918

	Three Months Ended June 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations

Net sales	$—	$—	$66,695	$—	$66,695
Cost of sales	—	—	(50,180)	—	(50,180)
Gross margin	—	—	16,515	—	16,515
Selling, general and administrative expenses	—	—	(9,981)	—	(9,981)
Operating income	—	—	6,534	—	6,534
Interest expense, net of interest income	—	—	(6,900)	—	(6,900)
Miscellaneous, net	—	—	(189)	—	(189)
Equity in net income from subsidiary	(280)	(280)	—	560	—
Income tax expense	—	—	275	—	275
Net loss	$(280)	$(280)	$(280)	$560	$(280)

	Six Months Ended June 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations

Net sales	$—	$—	$144,761	$—	$144,761
Cost of sales	—	—	(107,286)	—	(107,286)
Gross margin	—	—	37,475	—	37,475
Selling, general and administrative expenses	—	—	(18,750)	—	(18,750)
Operating income	—	—	18,725	—	18,725
Interest expense, net of interest income	—	—	(13,110)	—	(13,110)
Miscellaneous, net	—	—	(225)	—	(225)
Equity in net income from subsidiary	3,358	3,358	—	(6,716)	—
Income tax expense	—	—	(2,032)	—	(2,032)
Net income	$3,358	$3,358	$3,358	$(6,716)	$3,358

	Period May 11, 2005 to June 30, 2005
(Dollars in thousands) Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations

Net sales	$—	$30,419	$—	$30,419
Cost of sales	—	(23,697)	—	(23,697)
Gross margin	—	6,722	—	6,722
Selling, general and administrative expenses	—	(3,463)	—	(3,463)
Operating income	—	3,259	—	3,259
Interest expense, net of interest income	—	(8,283)	—	(8,283)
Miscellaneous, net	—	(40)	—	(40)
Equity in net income from subsidiary	(5,064)	—	5,064	—
Income tax expense	—	—	—	—
Net loss	$(5,064)	$(5,064)	$5,064	$(5,064)

	Period April 1, 2005 to May 10, 2005
(Dollars in thousands) Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations

Net sales	$—	$17,243	$—	$17,243
Cost of sales	—	(13,075)	—	(13,075)
Gross margin	—	4,168	—	4,168
Selling, general and administrative expenses	—	(15,660)	—	(15,660)
Operating income	—	(11,492)	—	(11,492)
Interest expense, net of interest income	—	496	—	496
Miscellaneous, net	—	(64)	—	(64)
Equity in net income from subsidiary	(11,120)	—	(11,120)	—
Income tax expense	—	(60)	—	(60)
Net loss	$(11,120)	$(11,120)	$(11,120)	$(11,120)

	Period January 1, 2005 to May 10, 2005
(Dollars in thousands) Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations

Net sales	$—	$81,931	$—	$81,931
Cost of sales	—	(58,854)	—	(58,854)
Gross margin	—	23,077	—	23,077
Selling, general and administrative expenses	—	(21,905)	—	(21,905)
Operating income	—	1,172	—	1,172
Interest expense, net of interest income	—	(1,860)	—	(1,860)
Miscellaneous, net	—	(384)	—	(384)
Equity in net income from subsidiary	(4,132)	—	4,132	—
Income tax expense	—	(3,060)	—	(3,060)
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)

	Six Months Ended June 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG(Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Cash Flows

Net income	$3,358	$3,358	$3,358	$(6,716)	$3,358
Depreciation and amortization	—	—	6,373	—	6,373
Deferred tax provision	—	—	1,820	—	1,820
Other non-cash expenses	—	—	780	—	780
Equity in net income from subsidiary	(3,358)	(3,358)	—	(6,716)	—
Trade receivables	—	—	(11,779)	—	(11,779)
Inventories	—	—	5,961	—	5,961
Accounts payable	—	—	(11,417)	—	(11,417)
Other changes in working capital	—	—	5,356	—	5,356
Net cash provided by operating activities	—	—	452	—	452
Purchases of property and equipment	—	—	(10,510)	—	(10,510)
Acquisition of Santana, net	—	—	(34,125)	—	(34,125)
Other cash provided by investing activities	—	—	9	—	9
Net cash used in investing activities	—	—	(44,626)	—	(44,626)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Proceeds from revolving credit	—	—	6,000	—	6,000
Other cash used in financing activities	—	—	(1,263)	—	(1,263)
Net cash provided by financing activities	—	—	34,887	—	34,887
Net decrease in cash and cash equivalents	—	—	(9,287)	—	(9,287)
Cash and cash equivalents—Beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents—End of period	$—	$—	$5,498	$—	$5,498

	Period May 11, 2005 to June 30, 2005
(Dollars in thousands) Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Cash Flows

Net loss	$(5,064)	$(5,064)	$5,064	$(5,064)
Write-off of subordinated debt discount and deferred financing fees	—	5,032	—	5,032
Other non-cash expenses	—	818	—	818
Equity in net loss from subsidiary	5,064	—	(5,064)	—
Trade receivables	—	(1,990)	—	(1,990)
Inventories	—	4,951	—	4,951
Accounts payable	—	(3,973)	—	(3,973)
Accrued expenses and interest	—	2,805	—	2,805
Other changes in working capital	—	(663)	—	(663)
Net cash provided by operating activities	—	1,916	—	1,916
Acquisition of equity interest in Predecessor	—	(210,910)	—	(210,910)
Purchases of property and equipment	—	(2,024)	—	(2,024)
Net cash used in investing activities	—	(212,934)	—	(212,934)
Capital contribution	—	128,368	—	128,368
Proceeds from long-term obligations	—	215,000	—	215,000
Proceeds from revolving credit facility	—	5,000	—	5,000
Payments on long-term obligations	—	(138,461)	—	(138,461)
Net cash provided by financing activities	—	209,907	—	209,907
Net increase in cash and cash equivalents	—	(1,111)	—	(1,111)
Cash and cash equivalents—Beginning of period	—	6,857	—	6,857
Cash and cash equivalents—End of period	$—	$5,746	$—	$5,746

	Period January 1, 2005 to May 10, 2005
(Dollars in thousands) Predecessor	Compression Polymers Holdings LLC (Parent)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Cash Flows

Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)
Depreciation and amortization	—	2,171	—	2,171
Stock-based compensation from vesting of restricted units	—	12,800	—	12,800
Other non-cash expenses	—	(414)	—	(414)
Equity in net loss from subsidiary	4,132	—	(4,132)	—
Trade receivables	—	(4,687)	—	(4,687)
Inventories	—	2,398	—	2,398
Accrued expenses and interest	—	3,538	—	3,538
Other changes in working capital	—	286	—	286
Net cash provided by operating activities	—	11,960	—	11,960
Net cash used in investing activities	—	(4,489)	—	(4,489)
Payments of long-term debt	—	(3,820)	—	(3,820)
Preferred unit contributions	—	509	—	509
Net cash used in financing activities	—	(3,311)	—	(3,311)
Net increase in cash and cash equivalents	—	4,160	—	4,160
Cash and cash equivalents—Beginning of period	—	2,697	—	2,697
Cash and cash equivalents—End of period	$—	$6,857	$—	$6,857

13.                               Restatement of Financial Statements

Subsequent to filing the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006, the management and the Audit Committee of the Company determined that the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2006 should be restated to correct an accounting error related to the overstatement of interest expense during the second quarter of 2006. As a result, the Company has restated the accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2006.  A summary of the effects of the restatement is as follows (dollars in thousands):

Balance sheet as of June 30, 2006	As previously reported	As restated

Deferred income taxes	$6,654	$6,262

Total current assets	89,551	89,159

Total assets	504,404	504,012

Accrued expenses	8,516	8,544

Accrued interest	14,600	13,485

Total current liabilities	55,003	53,916

Retained deficit	(4,946)	(4,251)

Total shareholder’s equity	160,120	160,815

Total liabilities and shareholder’s equity	504,404	504,012

	Three months		Six months
Statement of Operations for the periods ended June 30, 2006	As previously reported	As restated	As previously reported	As restated
Interest expense	$8,061	$6,945	$14,299	$13,184
Total other expenses, net.	8,205	7,089	14,450	13,335
Income (loss) before income taxes	(1,671)	(555)	4,275	5,390
Income tax benefit (expense)	695	275	(1,612)	(2,032)
Net income (loss).	(976)	(280)	2,663	3,358

Statement of Cash Flows for the six months ended June 30, 2006	As previously reported	As restated
Net income	$2,663	$3,358
Deferred income tax provision	1,428	1,820
Changes in accrued expenses and interest	4,663	3,576

The restatement also affects amounts disclosed in Notes 2, 3 and 12 to the accompanying condensed consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor), and Compression Polymers Holdings LLC, our Predecessor, included elsewhere in Item 1 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Successor for periods beginning after May 10, 2005 and the Predecessor for periods ending on or prior to May 10, 2005. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 2005 should be read in conjunction with these unaudited condensed consolidated financial statement and the management’s discussion and analysis of financial condition and results of operations discussed below. The results of operations and cash flow for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year. The following management’s discussion and analysis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements. All dollar amounts in the tables herein are stated in thousands unless otherwise indicated.

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

RECENT DEVELOPMENTS

 Acquisition of Santana Holdings Corp.

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $34.4 million.  Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes.  The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay approximately $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs. The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations and is included as part of the Scranton Products segment. The purchase price was allocated to the Company’s tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction.

Santana is one of the largest manufacturers of synthetic commercial bathroom products, lockers, benches and vanities in the United States.  Santana is located within 10 miles of our Company headquarters in Scranton, Pennsylvania, and has a broad customer base which is serviced through a wide-distribution network, with sales representatives in all 50 states.  Santana’s products are fabricated from raw material ingredients, are ideal for high-abuse environments as they are resistant to water, rust, and corrosion, and are easily cleaned and require little maintenance once installed.  Santana’s products are complementary to our Comtec, Capitol, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments.  Santana’s branded solid synthetic bathroom products, Hiny Hider™, were among the first products to apply solid synthetic engineering to restroom applications.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 30, 2005 discussed herein include the accounts of our Predecessor, Compression Polymers Holdings LLC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.  For the purpose of these financial statements, reference to the Predecessor are references to the periods ended on or prior to May 10, 2005 and references to the Successor are references to the periods from May 11, 2005 and beyond.

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

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Three Months	Three Months	May 11, 2005	April 1, 2005
	Ended	Ended	to	to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Net sales	$66,695	$47,662	$30,419	$17,243
Cost of sales	(50,180)	(36,772)	(23,697)	(13,075)
Gross margin	16,515	10,890	6,722	4,168
Selling, general and administrative expenses	(9,981)	(19,123)	(3,463)	(15,660)
Operating income (loss)	6,534	(8,233)	3,259	(11,492)
Interest expense, net	(6,900)	(7,787)	(8,283)	496
Miscellaneous—net	(189)	(104)	(40)	(64)
Loss before income tax benefit (expense)	(555)	(16,124)	(5,064)	(11,060)
Income tax benefit (expense)	275	(60)	—	(60)
Net loss	$(280)	$(16,184)	$(5,064)	$(11,120)

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

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Three Months	Three Months	May 11, 2005	April 1, 2005
	Ended	Ended	to	to
	June 30, 2006	June 30, 2005	June 30, 2005	May 10,2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.2)	(77.2)	(77.9)	(75.8)
Gross margin	24.8	22.8	22.1	24.2
Selling, general and administrative expenses	(15.0)	(40.1)	(11.4)	(90.8)
Operating income (loss)	9.8	(17.3)	10.7	(66.6)
Interest expense, net	(10.3)	(16.5)	(27.4)	2.9
Miscellaneous—net	(0.3)	(0.2)	(0.1)	(0.4)
Loss before income tax benefit (expense)	(0.8)	(33.9)	(16.6)	(64.1)
Income tax benefit (expense)	0.4	(0.1)	—	(0.3)
Net loss	(0.4)%	(34.0)%	(16.6)%	(64.4)%

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $9.1 million, or 47.8%, to $10.0 million, or 15.0% of sales for the three months ended June 30, 2006 from $19.1 million, or 40.1% of net sales for the same period in 2005. The decrease in selling, general and administrative expenses was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This decrease was partially offset by increases for the quarter ended June 30, 2006, attributable to the acquisition of Santana, increased sales staff and marketing efforts for both our AZEK and Comtec product lines, approximately $0.6 million in amortization of intangible assets recorded in conjunction with the Transaction, approximately $0.2 million in transition costs related to the Santana Acquisition, approximately $0.3 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process, and a management fee due to our majority shareholder beginning May 11, 2006.

Interest Expense, net.  Interest expense, net decreased by $0.9 million, or 11.4%, to $6.9 million for the three months ended June 30, 2006 from $7.8 million for the same period in 2005.  Interest expense was lower due to the write-off of approximately $5.3 million during the quarter ended June 30, 2005 of deferred financing costs, classified as part of interest expense, related to the Successor debt refinancing which priced on June 29, 2005, which was partially offset by higher interest rates in the second quarter of 2006, as well as from the addition of $35.3 million in debt attributable to the Santana Acquisition.  We also incurred an additional $0.1 million in additional interest because we did not complete the exchange offer for our outstanding notes issued on July 5, 2005 by April 1, 2006, in accordance with the applicable registration rights agreement.  We are required to pay additional interest on such notes through and including August 3, 2006, the date we completed the exchange offer.

Net Loss.  Net loss decreased by $15.9 million, to a loss of $0.3 million for the three months ended June 30, 2006 from a loss of $16.2 million for the comparable period in 2005 as a result of reasons described above, particularly as a result of the vesting of $12.8 million in restricted stock units in 2005 that was partially offset by increased sales volume and higher average resin costs.  Net loss as a percent of net sales decreased to a negative 0.4% for the three months ended June 30, 2006 from a negative 34.0% for the comparable period in 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Six months	Six months	May 11, 2005	January 1, 2005
	ended	Ended	to	to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Net sales	$144,761	$112,350	$30,419	$81,931
Cost of sales	(107,286)	(82,551)	(23,697)	(58,854)
Gross profit	37,475	29,799	6,722	23,077
Selling, general and administrative expenses	(18,750)	(25,368)	(3,463)	(21,905)
Operating income	18,725	4,431	3,259	1,172
Interest expense, net	(13,110)	(10,143)	(8,283)	(1,860)
Miscellaneous—net	(225)	(424)	(40)	(384)
Income (loss) before income taxes	5,390	(6,136)	(5,064)	(1,072)
Income tax expense	(2,032)	(3,060)	—	(3,060)
Net income (loss)	$3,358	$(9,196)	$(5,064)	$(4,132)

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

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Six months	Six Months	May 11, 2005	January 1, 2005
	ended	Ended	to	to
	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.1)	(73.5)	(77.9)	(71.8)
Gross profit	25.9	26.5	22.1	28.2
Selling, general and administrative expenses	(13.0)	(22.6)	(11.4)	(26.7)
Operating income	12.9	3.9	10.7	1.5
Interest expense, net	(9.1)	(9.0)	(27.2)	(2.3)
Miscellaneous—net	(0.2)	(0.4)	(0.1)	(.5)
Income (loss) before income taxes	3.7	(5.5)	(16.6)	(1.3)
Income tax expense	(1.4)	(2.7)	—	(3.7)
Net income (loss)	2.3%	(8.2)%	(16.6)%	(5.0)%

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $6.6 million, or 26.1%, to $18.8 million, or 13.0% of sales for the six months ended June 30, 2006 from $25.4 million, or 22.6% of net sales for the same period in 2005. The higher selling, general and administrative expenses for the six months ended June 30, 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. The decrease in selling, general and administrative expenses was partially offset by increased costs due to the Santana Acquisition, increased sales staff and marketing efforts for both AZEK, and Comtec product lines, approximately a $1.2 million increase in amortization of intangible assets recorded in conjunction with the Transaction, $0.2 million in transition costs related to the Santana Acquisition, a management fee due to our majority shareholder beginning May 11,2006, as well as increases associated with management additions to support our growth and to meet the requirements of a public registrant.  In addition, we incurred approximately $0.5 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process for the six months ended June 30, 2006.

Interest Expense, net.  Interest expense, net increased by $3.0 million, or 29.3%, to $13.1 million for the six months ended June 30, 2006 from $10.1 million for the same period in 2005.  Interest expense was higher due to higher interest rates, as well as from higher levels of debt carried by the Successor, including the addition of $35.3 million in debt attributable to the Santana Acquisition.  We also incurred an additional $0.1 million in additional interest because we did not complete the exchange offer for our outstanding notes issued on July 5, 2005 by April 1, 2006, in accordance with the applicable registration rights agreement.  We are required to pay additional interest on such notes through and including August 3, 2006, the date we completed the exchange offer.

Net Income.  Net income increased by $12.6 million to $3.4 million, or 2.3% of net sales for the six months ended June 30, 2006 from a loss of $9.2 million, or a negative 8.2% of net sales for the comparable period in 2005 as a result of reasons described above, particularly as a result of the vesting of the $12.8 million in restricted stock units in 2005.

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

Vycom – Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its condensed consolidated financial statements included in Item 1:

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Three Months	Three Months	May 11, 2005	April 1, 2005
	Ended	Ended	to	to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Total net sales	$38,618	$27,244	$18,120	$9,124
Cost of sales	(29,765)	(20,285)	(13,464)	(6,821)
Gross margin	8,853	6,959	4,656	2,303
Selling, general and administrative expenses	(5,254)	(4,055)	(2,235)	(1,820)
Operating income	3,599	2,904	2,421	483
Interest expense, net	(4,040)	(2,559)	(1,950)	(609)
Miscellaneous—net	4	(138)	3	(141)
Income before income taxes	(437)	207	474	(267)
Income tax benefit (expense)	217	(60)	—	(60)
Net (loss) income	$(220)	$147	$474	$(327)

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

Interest Expense, net.  Interest expense, net increased by $1.5 million, or 57.9%, to $4.0 million for the three months ended June 30, 2006 from $2.6 million for the same period in 2005. Interest expense was higher due to higher levels of debt carried by the Successor, bearing higher interest rates.

Net Income.  Net income decreased by $0.4 million to a negative $0.2 million for the three months ended June 30, 2006 from net income of $0.1 million for the comparable period in 2005 as a result of reasons described above, including the impact of higher interest expense, which was partially mitigated through increased sales volume.  Net income as a percent of net sales decreased to a negative 0.6% for the three months ended June 30, 2006 from 0.5% for the comparable period in 2005, primarily due to the higher interest expense, partially mitigated by increased sales volume.

Vycom – Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its condensed consolidated financial statements included in Item 1:

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Six Months	Six Months	May 11, 2005	January 1, 2005
	Ended	Ended	to	to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2005	May 10, 2005
Total net sales	$98,068	$76,505	$18,120	$58,385
Cost of sales	(72,167)	(54,605)	(13,464)	(41,141)
Gross margin	25,901	21,900	4,656	17,244
Selling, general and administrative expenses	(10,346)	(8,549)	(2,235)	(6,314)
Operating income	15,555	13,351	2,421	10,930
Interest expense, net	(7,405)	(3,950)	(1,950)	(2,000)
Miscellaneous—net	(29)	(266)	3	(269)
Income before income taxes	8,121	9,135	474	8,661
Income tax expense	(3,062)	(3,060)	—	(3,060)
Net income	$5,059	$6,075	$474	$5,601

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.8 million, or 21.0%, to $10.3 million, or 10.5% of sales for the three months ended June 30, 2006 from $8.5 million, or 11.2% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to increased sales staff, and higher marketing, advertising and promotion expenses associated with the expansion of the AZEK brand, as well as approximately $0.6 million from the amortization of intangible assets recorded in conjunction with the Transaction.  We expect to continue to incur increased marketing, advertising and promotion expenses as compared to prior years with the continued expansion of our distribution networks into the mid-western United States and Canada.

Interest Expense, net.  Interest expense, net increased by $3.5 million, or 87.5%, to $7.4 million for the six months ended June 30, 2006 from $4.0 million for the same period in 2005. Interest expenses were higher due to the higher levels of debt carried by the Successor, bearing higher interest rates.

Net Income.  Net income decreased by $1.0 million to $5.1 million for the six months ended June 30, 2006 from net income of $6.1 million for the comparable period in 2005 as a result of reasons described above, including the impact of increase in average resin prices and higher interest expense that was only partially countered by strong growth.  Net income as a percent of net sales was 5.2% for the three months ended June 30, 2006 and 7.9% for the comparable period in 2005.

Scranton Products – Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

		Combined
		Predecessor and
	Successor	Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Three Months	Three Months	May 11, 2005	April 1, 2005
	Ended	Ended	to	to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$28,077	$20,418	$12,299	$8,119
Cost of sales	(20,415)	(16,487)	(10,233)	(6,254)
Gross margin	7,662	3,931	2,066	1,865
Selling, general and administrative expenses	(2,837)	(1,485)	(746)	(739)
Operating income	4,825	2,446	1,320	1,126
Interest expense, net	(2,860)	(5,228)	(6,333)	1,105
Miscellaneous—net	(193)	34	(43)	77
Income (loss) before income taxes	1,772	(2,748)	(5,056)	2,308
Income taxes	(877)	—	—	—
Net income (loss)	$895	$(2,748)	$(5,056)	$2,308

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

Cost of Sales.  Cost of sales increased by $3.9 million, or 23.8%, to $20.4 million for the three months ended June 30 2006 from $16.5 million for the same period of 2005. The increase was primarily attributable to increased HDPE average resin prices per pound of 17.1% in the three months ended June 30, 2006 compared to the same period in 2005 and higher volumes associated with the Santana Acquisition. Despite the quarter over quarter increase in average resin prices, HDPE resin costs have declined from their peak levels in the fall of 2005.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.4 million, or 91.0%, to $2.8 million, or 10.1% of sales for the three months ended June 30, 2006 from $1.5 million, or 7.3% of net sales for the same period in 2005.  The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.3 million from the amortization of intangible assets recorded in conjunction with the Transaction, along with approximately $0.2 million in transition costs related to the Santana Acquisition.

Interest Expense, net.  Interest expense, net decreased by $2.4 million, or 45.3%, to $2.9 million for the three months ended June 30, 2006 from $5.2 million for the same period in 2005. Interest expenses were higher in 2005 compared to 2006 due to the write-off of approximately $5.3 million in deferred financing costs, classified as part of interest expense, related to the Successor debt refinancing which priced on June 29, 2005.  These costs were partially offset by the higher levels of debt carried by the Successor, bearing higher interest rates in 2006, including the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income.  Net income increased by $3.6 million to $0.9 million for the three months ended June 30, 2006 from a loss of $2.7 million for the comparable period in 2005 as a result of reasons described above, increased sales volumes and average selling price, partially offset by higher average resin costs. Net income as a percent of net sales increased to 3.2% for the three months ended June 30, 2006 from a negative 13.5% for the comparable period in 2005, due to the increases in sales volumes offset by higher average resin prices.

Scranton Products –Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Six Months Ended	Six Months Ended	May 11, 2005 to	January 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$46,693	$35,845	$12,299	$23,546
Cost of sales	(35,119)	(27,946)	(10,233)	(17,713)
Gross margin	11,574	7,899	2,066	5,833
Selling, general and administrative expenses	(4,997)	(2,501)	(746)	(1,755)
Operating income	6,577	5,398	1,320	4,078
Interest expense, net	(5,705)	(6,193)	(6,333)	140
Miscellaneous—net	(196)	(158)	(43)	(115)
Income (loss) before income taxes	676	(953)	(5,056)	4,103
Income tax expense	(254)	—	—	—
Net income (loss)	$422	$(953)	$(5,056)	$4,103

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

Cost of Sales.  Cost of sales increased by $7.2 million, or 25.7%, to $35.1 million for the six months ended June 30 2006 from $27.9 million for the same period of 2005. The increase was primarily attributable to increased HDPE average resin prices per pound in the six months ended June 30, 2006 compared to the same period in 2005.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $2.5 million, or 99.8%, to $5.0 million, or 10.7% of sales for the six months ended June 30, 2006 from $2.5 million, or 7.0% of net sales for the same period in 2005.  The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.6 million from the amortization of intangible assets recorded in conjunction with the Transaction. In addition, we incurred approximately $0.2 million in transition costs related to the Santana Acquisition.  We expect to incur similar costs over the course of the next two quarters related to the addition of Santana, as well as from continued marketing efforts for our fabricated locker and partition product lines.

Interest Expense, net.  Interest expense, net decreased by $0.5 million, or 7.9%, to $5.7 million for the six months ended June 30, 2006 from $6.2 million for the same period in 2005.  Interest expenses were higher in 2005 compared to 2006 due to the write-off of approximately $5.3 million in deferred financing costs, classified as part of interest expense, related to the Successor debt refinancing which priced on June 29, 2005.  These costs were partially offset by the higher levels of debt carried by the Successor, bearing higher interest rates in 2006, including the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income.  Net income increased by $1.4 million to $0.4 million for the six months ended June 30, 2006 from a loss of $1.0 million for the comparable period in 2005 as a result of reasons described above, including the impact of increased sales of our Comtec product line and increased selling price, partially offset by the increase in average resin costs. Net income as a percent of net sales increased to 0.9% for the six months ended June 30, 2006 from a negative 2.7% for the comparable period in 2005, due to the increased average resin price, partially offset by increased selling price.

Corporate Overhead Costs– The Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Three Months Ended	Three Months Ended	May 11, 2005 to	April 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
Selling, general and administrative expenses	(1,890)	(13,583)	(482)	(13,101)
Operating loss	(1,890)	(13,583)	(482)	(13,101)
Interest expense, net	—	—	—	—
Miscellaneous—net	—	—	—	—
Loss before income taxes	(1,890)	(13,583)	(482)	(13,101)
Income tax benefit	935	—	—	—
Net loss	$(955)	$(13,583)	$(482)	$(13,101)

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

Corporate Overhead Costs– The Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
	Restated		Period	Period
	Six Months Ended	Six Months Ended	May 11, 2005 to	January 1, 2005 to
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30,2005	May 10, 2005
Total net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
Selling, general and administrative expenses	(3,407)	(14,318)	(482)	(13,836)
Operating loss	(3,407)	(14,318)	(482)	(13,836)
Interest expense, net	—	—	—	—
Miscellaneous—net	—	—	—	—
Loss before income taxes	(3,407)	(14,318)	(482)	(13,836)
Income tax benefit	1,284	—	—	—
Net loss	$(2,123)	$(14,318)	$(482)	$(13,836)

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

Cash used in investing activities was $44.6 million for the six months ended June 30, 2006, compared to $217.4 million for the six months ended June 30, 2005 primarily due to $34.1 million related to the Santana Acquisition completed on April 28, 2006.  The majority of the remaining cash used in investing activities in 2006 related to capital expenditures for the continued development of our added facility for Vycom extrusion and fabrication capacity to support the growth of our AZEK product line. We estimate that total capital expenditures for full fiscal 2006 will be approximately $18.0 to $23.0 million.  In the period of May 11, 2005 to June 30, 2005, cash used in investing activities of $210.9 million related to the acquisition of the equity interests in the Predecessor in connection with the Transaction, while $2.0 million was attributable to capital expenditures for the Vycom facility.  Predecessor cash used in investing activities related to the capital expenditures of $4.5 million.

Cash provided by financing activities for the six months ended June 30, 2006 was $34.9 million compared to cash provided by financing activities of $206.6 million for the six months ended June 30, 2005.  The majority of cash provided by financing activities related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $6.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition.  We also incurred an additional $1.2 million in financing costs related to the public registration and exchange offer of our Notes. Cash provided by financing activities for the six months ended June 30, 2005 primarily represented payments on the Predecessor’s long-term debt obligations of $142.3 million, as well as proceeds from the refinancing and issuance of $65.0 million of senior floating rate notes, $150.0 million in senior fixed rate notes, $5.0 million in borrowings from our revolving credit facility and $128.4 million in capital contributions.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Twelve
		Months Ended June 30,
(Dollars in thousands)	Covenant Amount	2006

Senior Secured Leverage Ratio	Maximum of 1.5x	0.15x
Senior secured indebtedness		$7,055
Adjusted EBITDA		$47,687

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve-month period ended June 30, 2006, on a pro forma basis as defined by our credit agreement:

					Pro Forma
	Year Ended December 31,	Add: Six Months Ended June 30,	Less: Six Months Ended June 30,	Twelve Months Ended June 30,	Adjustments Twelve Months Ended June 30,	Pro Forma Twelve Months Ended June 30,
(Dollars in thousands)	2005	2006	2005	2006	2006 (i)	2006
Net (loss) income (a)	$(11,741)	$3,358	$(9,196)	$813	$(6,764)	$(5,951)
Interest expense, net (a)	23,035	13,110	10,143	26,002	6,919	32,921
Income tax (benefit) expense	(1,622)	2,032	3,060	(2,650)	94	(2,556)
Depreciation and amortization	9,560	6,373	2,989	12,944	268	13,212
FAS 141 inventory adjustment (b)	5,185	—	—	5,185	—	5,185
Relocation and hiring costs (c)	496	40	—	536	—	536
Retiring executive costs (d)	188	110	94	204	—	204
Management fee (e)	217	215	217	215	—	215
Santana Acquisition costs (f)	—	227	—	227	—	227
Santana non-recurring charges (g)	—	—	—	—	3,694	3,694
Non-cash restricted stock unit charge (h)	12,851	—	12,851	—	—	—
Adjusted EBITDA	$38,169	$25,465	$20,158	$43,476	$4,211	$47,687

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

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our debt agreements, management believes the adjustments described above are in accordance with the covenants in our credit agreement and indenture, as discussed above.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP.  Adjusted EBITDA should be used to analyze our ability to comply with our covenants.  In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$215,000	$—	$—	$—	$215,000
Interest on Notes	177,696	22,752	46,398	46,398	62,148
Note payable	85	71	14	—	—
Capital lease obligation	10,358	498	1,010	1,031	7,819
Operating lease obligations	901	355	477	69	—
Total (a)	$404,040	$23,676	$47,899	$47,498	$284,967

(a) As of December 31, 2005, there was a letter of credit of $1.1 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million. In April 2006, we borrowed approximately $5.3 million under our senior secured revolving credit facility in connection with the Santana Acquisition and an additional $0.7 million for working capital purposes. This table does not reflect the Santana Acquisition.

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

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$245,000	$—	$—	$—	$245,000
Revolving credit facility	6,000	6,000	—	—	—
Interest on Notes	176,832	26,847	53,694	53,694	42,597
Interest on revolving credit facility	155	155	—	—	—
Note payable	43	43	—	—	—
Capital lease obligation	10,181	542	1,045	1,035	7,559
Operating lease obligations	991	359	536	96	—
Total (a)	$439,202	$33,946	$55,275	$54,825	$295,156

(a) As of June 30, 2006, there was a letter of credit of $1.1 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R is effective for our Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations, cash flows or financial position, since we have no stock based compensation plans in existence at this time.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We are currently evaluating the impact of this interpretation on our financial statements.

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

Our outstanding floating rate notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.2 million per year. Our senior secured revolving credit facility provides for borrowings of up to $40.0 million, which also bear interest at variable rates. Assuming the senior secured revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.1 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

Our raw material supplies are subject to not only price fluctuations but also other market disturbances including supply shortages and natural disasters.  During August and September 2005, the entire petrochemical resin industry was affected by Hurricanes Katrina and Rita, causing lost production, supply delays and shortages in raw materials.  In early October 2005, the PVC industry was once again affected by the explosion of the Formosa Plastics plant, which is a supplier to the PVC industry. These events have lead to all time high shortages in supply.  Throughout the course of these events we have been able to maintain necessary raw material supplies.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. At the time of the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “Original Filing”), which is amended by this filing, our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for that purpose.

In August 2006, subsequent to the Original Filing, in conjunction with the July 2006 financial closing process for the month ended July 31, 2006, the Company’s management discovered an accounting error representing the overstatement of interest expense by approximately $1.1 million during the second quarter of 2006.   Upon making this discovery, the Chief Financial Officer immediately launched a detailed review of the extent and source of the accounting error, and advised the Company’s Disclosure Committee, Audit Committee, independent registered public accountants and legal counsel of the matter.

Management discovered that the Company overstated interest expense as a result of mistakenly accruing additional interest related to the Santana Acquisition financing, as of June 30, 2006, which had been previously recorded during the quarter ended June 30, 2006. Management discovered this error during the financial closing process for the month ended July 31, 2006. Management has identified this error as a material weakness in our internal control over financial reporting related to our financial closing process for the quarter ended June 30, 2006. Specifically, the Company’s controls intended to provide reasonable assurance that recorded interest expense was accurate did not operate effectively.

On August 28, 2006, after a full review, management, the Disclosure Committee and the Audit Committee of the Board of Directors of the Company determined that the unaudited condensed consolidated financial statements of the Company contained in the Original Filing should be restated. In connection with the restatement, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures as of June 30, 2006.  Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness in our internal control over financial reporting discussed above.

Remediation Steps to Address Material Weaknesses

After identifying the source of the accounting error, management undertook a thorough review of the control environment relating to the financial closing process.  As described below, through September 20, 2006, we have implemented the following measures to remediate the material weakness described above and elsewhere in this amendment on Form 10–Q/A:

•                  We have made changes in assigned roles and responsibilities within the accounting department, resulting in greater review and oversight of the monthly financial closing process. This complements the addition of our new Vice President and Corporate Controller who will oversee the application of the changes made in roles and responsibilities.

Changes in Internal Control Over Financial Reporting

The material weakness discussed above arose during the quarter ended June 30, 2006 and constitutes a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time, we are subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our condensed consolidated financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward Looking Statements” contained in Item 2 of Part I of this report for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business

Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials.

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP, which represented more than a majority of our total cost of goods sold for the year ended December 31, 2005 and for the three months ended June 30, 2006. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

The capacity, supply and demand for resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. During August and September 2005, the entire petrochemical resin industry was affected by Hurricanes Katrina and Rita, causing lost production, supply delays and shortages in raw materials. In early October 2005, the resin industry was once again affected by the explosion of the Formosa Plastics plant, which is a supplier to the resin industry. These events have lead to all time high shortages in supply. Throughout the course of these events we have been able to maintain necessary raw material supplies. However, in the event of another industry-wide general shortage of resins we use, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices have more than doubled, and as a result of the storm activity discussed above, increases in natural gas and crude oil prices and demand in the broader economy, resin prices have recently risen to all time high levels. Our annual average cost of resin increased by approximately 16% from the first six months of 2005 to the first six months of 2006. These significantly higher resin costs have impacted our profitability throughout 2006, resulting in lower gross margins in the first six months of 2006 compared to the first six months of 2005.

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

Management identified a material weakness in our internal control over financial reporting related to our financial closing process for the quarter ended June 30, 2006.  See Item 4 of Part I of this report, “Controls and Procedures,” for more information.  We are filing this amendment on Form 10-Q/A for purposes of restating our condensed consolidated financial statements for the three and six months ended June 30, 2006.  The restatement is discussed in Note 13 to our condensed consolidated financial statements included in Item 1 of Part I of this report.

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

Item 5.                Other Information. N/A

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

CPG International Inc.

Date: September 20, 2006	By:	/s/ James Keisling
James Keisling
Chief Executive Officer

	By:	/s/ John R. Loyack
John R. Loyack
President and Chief Operating Officer

	By:	/s/ Scott Harrison
Scott Harrison
Senior Vice President and Chief Financial Officer