Form 10-Q
period 2006-09-30
CPG INTERNATIONAL INC.
filed 2006-11-15
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant’s telephone number, including area code: (570) 558-8000

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 14, 2006, the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

EXPLANATORY NOTES

Presentation of Financial Information

On May 10, 2005, we consummated the acquisition (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”). CPG International Inc., formerly known as Compression Polymers Holding II Corporation, a Delaware corporation (the “Successor”) and its wholly owned subsidiary, CPG International I Inc. (“CPG”), formerly known as Compression Polymers Holding Corporation , were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction. Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

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

PART I — FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
And Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)
(dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS:
Current assets:
Cash	$1,674	$14,785
Receivables:
Trade, less allowance for doubtful accounts of $1,547 and $820 in 2006 and 2005, respectively	34,844	14,769
Income taxes	—	1,743
Inventories	39,005	44,691
Deferred income taxes	8,235	3,313
Prepaid expenses and other	4,766	4,726
Total current assets	88,524	84,027
Property and equipment—net	80,024	70,749
Goodwill	232,462	213,682
Intangible assets—net	92,986	86,611
Deferred financing costs—net	10,543	9,849
Total assets	$504,539	$464,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable—primarily trade	$19,965	$34,014
Current portion of capital lease	80	—
Current portion of long-term debt obligations	16,022	71
Accrued interest	7,350	11,088
Accrued expenses	9,313	6,032
Total current liabilities	52,730	51,205
Deferred income taxes	42,954	39,725
Capital lease obligation—less current portion	3,656	1,517
Long-term debt—less current portion	245,140	215,014
Commitments and contingencies
Shareholder’s equity:
Common units, $0.01 par value: 1,000 units authorized; 10 issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	165,066	165,066
Retained deficit	(5,007)	(7,609)
Total shareholder’s equity	160,059	157,457
Total liabilities and shareholder’s equity	$504,539	$464,918

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Three months ended September 30,
	2006	2005

Net sales	$65,754	$59,075
Cost of sales	(48,667)	(43,036)
Gross margin	17,087	16,039
Selling, general and administrative expenses	(10,687)	(6,538)
Operating income	6,400	9,501

Other income (expenses):
Interest expense	(8,175)	(6,194)
Interest income	46	42
Miscellaneous—net	(172)	(97)
Total other expenses—net	(8,301)	(6,249)

(Loss) income before income taxes	(1,901)	3,252
Income tax benefit	1,145	—
Net (loss) income	$(756)	$3,252

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2006	Period May 11, 2005 To September 30, 2005	Period January 1, 2005 To May 10, 2005

Net sales	$210,514	$89,494	$81,931
Cost of sales	(155,953)	(66,735)	(58,854)
Gross margin	54,561	22,759	23,077
Selling, general and administrativeexpenses	(29,437)	(10,002)	(21,905)
Operating income	25,124	12,757	1,172
Other income (expense)
Interest expense	(21,358)	(14,496)	(1,906)
Interest income	119	61	46
Miscellaneous	(396)	(134)	(384)
Total other expenses—net	(21,635)	(14,569)	(2,244)
Income (loss) before income tax expense	3,489	(1,812)	(1,072)
Income tax expense	(887)	—	(3,060)
Net income (loss)	$2,602	$(1,812)	$(4,132)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2006	Period May 11, 2005 To September 30, 2005	Period January 1, 2005 To May 10, 2005
Cash flows from operating activities:
Net income (loss)	$2,602	$(1,812)	$(4,132)
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Write-off of deferred financing fees	—	5,032	—
Depreciation and amortization	9,991	2,527	2,171
Amortization of deferred financing fees classified as interest	1,217	373	—
Deferred income tax provision	1,380	—	(414)
Loss on disposition of fixed asset	2	—	—
Stock-based compensation from vesting of restricted units	—	—	12,800
Changes in certain assets and liabilities:
Trade receivables	(15,024)	(3,798)	(4,687)
Inventories	7,971	7,766	2,398
Prepaid expenses and other currents assets	1,911	1,279	1,006
Accounts payable—primarily trade	(17,089)	(455)	(720)
Accrued expenses and interest	(1,792)	1,526	3,538
Net cash (used in) provided by operating activities	(8,831)	12,438	11,960
Cash flows used in investing activities:
Acquisition of equity interest in Predecessor	—	(210,910)	—
Acquisition of Santana, net of cash received	(34,545)	—	—
Purchases of property and equipment	(13,766)	(8,644)	(4,489)
Proceeds from disposition of fixed asset	9	—	—
Net cash used in investing activities	(48,302)	(219,554)	(4,489)
Cash flows from financing activities:
Capital contribution	—	128,368	—
Proceeds from long-term obligation	30,150	215,000	—
Net borrowings under revolving credit facility	16,000	—	—
Payments on long-term obligations	(218)	(138,469)	(3,820)
Payments of financing fees	(1,910)	—	—
Preferred unit contributions	—	—	509
Net cash provided by (used in) financing activities	44,022	204,899	(3,311)
Net (decrease) increase in cash and cash equivalents	(13,111)	(2,217)	4,160
Cash and cash equivalents—Beginning of period	14,785	6,857	2,697
Cash and cash equivalents—End of period	$1,674	$4,640	$6,857
Supplemental disclosures:
Cash paid for interest	$25,530	$6,949	$1,756
Capital expenditures in accounts payable at end of period	$361	$1,026	$—
Increase in value of restricted common units	$—	$—	$176

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The notes to the consolidated financial statements contained in the Registration Statement on Form S-4 (Amendment No. 1) for the year ended December 31, 2005 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year. All dollar amounts in the tables herein are stated in thousands unless otherwise indicated.

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

(dollars in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Beginning balance	$1,857	$1,786
Additions	—	168
Warranty cost incurred	—	(168)
Ending balance	$1,857	$1,786

	Successor		Predecessor
(dollars in thousands)	Nine Months Ended September 30, 2006	Period May 11, 2005 to September 30, 2005	Period January 1, 2005 to May 10, 2005
Beginning balance	$1,786	$1,786	$—
Additions	103	355	2,010
Warranty cost incurred	(32)	(355)	(224)
Ending Balance	$1,857	$1,786	$1,786

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at September 30, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Notes	$245,022	$249,547
Revolving credit facility	16,000	16,000

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2005 are:

(dollars in thousands)	Carrying Value	Fair Value
Notes	$215,085	$208,394

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

Recently Issued Financial Accounting Standards

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R was effective for companies as of the beginning of the first annual reporting period that began after December 15, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position, since the Company has no stock based compensation plans in existence at this time.

    In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”).  SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements or results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

adjustment to beginning retained earnings. We are currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

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

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer, and President and Chief Operating Officer), regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on gross margin and net income. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are based on resin prices plus an appropriate margin and are reviewed periodically by management. Corporate overhead costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), as well as interest on the additional debt related to the Santana Acquisition, are not allocated to segments, and as such are presented separately.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2006:

	Vycom	Scranton Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$33,712	$32,042	$—	$—	$65,754
Intersegment net sales	98	3	—	(101)	—
Total net sales	33,810	32,045	—	(101)	65,754
Cost of sales	(25,465)	(23,303)	—	101	(48,667)
Gross margin	8,345	8,742	—	—	17,087
Selling, general and administrative expenses	(5,204)	(3,201)	(2,282)	—	(10,687)
Operating income (loss)	$3,141	$5,541	$(2,282)	$—	$6,400
Reconciliation of segment operating income (loss) to net income (loss):				—
Operating income (loss)	$3,141	$5,541	$(2,282)	$—	$6,400
Interest expense	(4,186)	(3,044)	(945)	—	(8,175)
Interest income	23	23	—	—	46
Miscellaneous, net	(23)	(149)	—	—	(172)
Income tax (expense) benefit	586	(640)	1,199	—	1,145
Net (loss) income	$(459)	$1,731	$(2,028)	$	$(756)
Depreciation and amortization classified as:
Cost of sales	$1,575	$1,252	$—	$—	$2,827
Selling, general and administrative expense	354	340	96	—	790
Total depreciation and amortization	$1,929	$1,592	$96	$—	$3,617
Total capital expenditures(1)	$2,079	$109	$889	$—	$3,077

(1)         Includes capital expenditures in accounts payable.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2006:

	Vycom	Scranton Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$131,781	$78,733	$—	$—	$210,514
Intersegment net sales	1,190	136	—	(1,326)	—
Total net sales	132,971	78,869	—	(1,326)	210,514
Cost of sales	(98,725)	(58,554)	—	1,326	(155,953)
Gross margin	34,246	20,315	—	—	54,561
Selling, general and administrative expenses	(15,550)	(8,198)	(5,689)	—	(29,437)
Operating income (loss)	$18,696	$12,117	$(5,689)	$—	$25,124
Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$18,696	$12,117	$(5,689)	$—	$25,124
Interest expense	(11,621)	(8,792)	(945)	—	(21,358)
Interest income	53	66	—	—	119
Miscellaneous, net	(52)	(344)	—	—	(396)
Income tax benefit (expense)	(2,476)	(894)	2,483	—	(887)
Net income (loss)	$4,600	$2,153	$(4,151)	$—	$2,602
Depreciation and amortization classified as:
Cost of sales	$4,185	$3,673	$—	$—	$7,858
Selling, general and administrative expense	993	979	161	—	2,133
Total depreciation and amortization	$5,178	$4,652	$161	$—	$9,991
Total capital expenditures(1)	$11,413	$262	$2,452	$—	$14,127

(1)         Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2005:

	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$38,058	$21,017	$—	$—	$59,075
Intersegment net sales	502	7,774	—	(8,276)	—
Total net sales	38,560	28,791	—	(8,276)	59,075
Cost of sales	(28,120)	(23,192)	—	8,276	(43,036)
Gross margin	10,440	5,599	—	—	16,039
Selling, general and administrative expenses	(4,271)	(1,335)	(932)	—	(6,538)
Operating income (loss)	$6,169	$4,264	$(932)	$—	$9,501
Reconciliation of segment operating income (loss) to net income (loss):				—
Operating income (loss)	$6,169	$4,264	$(932)	$—	$9,501
Interest expense	(3,639)	(2,555)	—	—	(6,194)
Interest income	20	22	—	—	42
Miscellaneous, net	32	(129)	—	—	(97)
Income tax benefit (expense)	—	—	—	—	—
Net (loss) income	$2,582	$1,602	$(932)	$—	$3,252
Depreciation and amortization classified as:
Cost of sales	$1,000	$622	$—	$—	$1,622
Selling, general and administrative expense	18	69	—	—	87
Total depreciation and amortization	$1,018	$691	$—	$—	$1,709
Total capital expenditures (1)	$6,400	$229	$—	$—	$6,629

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

The following table sets forth summarized financial information for the Predecessor by business segment from January 1, 2005 through May 10, 2005:

	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$58,385	$23,546	$—	$—	$81,931
Intersegment net sales	779	—	—	(779)	—
Total net sales	59,164	23,546	—	(779)	81,931
Cost of sales	(41,920)	(17,713)	—	779	(58,854)
Gross margin	17,244	5,833	—	—	23,077
Selling, general and administrative expenses	(6,314)	(1,755)	(13,836)	—	(21,905)
Operating income (loss)	$10,930	$4,078	$(13,836)	$—	$1,172
Reconciliation of segment operating income (loss) to net income (loss):
Operating income (loss)	$10,930	$4,078	$(13,836)	$—	$1,172
Interest expense	(2,029)	123	—	—	(1,906)
Interest income	29	17	—	—	46
Miscellaneous, net	(269)	(115)	—	—	(384)
Income tax expense	(3,060)	—	—	—	(3,060)
Net income (loss)	$5,601	$4,103	$(13,836)	$—	$(4,132)
Depreciation and amortization classified as:
Cost of sales	$1,133	$908	$—	$—	$2,041
Selling, general and administrative expense	31	99	—	—	130
Total depreciation and amortization	$1,164	$1,007	$—	$—	$2,171
Total capital expenditures (1)	$4,264	$225	$—	$—	$4,489

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

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth summarized financial information for the Successor by business segment from May 11, 2005 to September 30, 2005:

	Vycom	Scranton Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$56,178	$33,316	$—	$—	$89,494
Intersegment net sales	876	12,386	—	(13,262)	—
Total net sales	57,054	45,702	—	(13,262)	89,494
Cost of sales	(41,958)	(38,039)	—	13,262	(66,735)
Gross margin	15,096	7,663	—	—	22,759
Selling, general and administrative expenses	(6,506)	(2,081)	(1,415)	—	(10,002)
Operating income (loss)	$8,590	$5,582	$(1,415)	$—	$12,757
Reconciliation of segment operating income (loss) to net income (loss)
Operating income (loss)	$8,590	$5,582	$(1,415)	$—	$12,757
Interest expense	(5,595)	(8,901)	—	—	(14,496)
Interest income	26	35	—	—	61
Miscellaneous, net	35	(169)	—	—	(134)
Income tax benefit (expense)	—	—	—	—	—
Net income (loss)	$3,056	$(3,453)	$(1,415)	$—	$(1,812)
Depreciation and amortization classified as:	—	—
Cost of sales	$1,426	$933	$—	$—	$2,359
Selling, general and administrative expense	28	140	—	—	168
Total depreciation and amortization	$1,454	$1,073	$—	$—	$2,527
Total capital expenditures (1)	$9,231	$439	$—	$—	$9,670

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

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Total assets:
Vycom	$290,090	$295,063
Scranton Products	209,305	169,855
Corporate	5,144	—
Total consolidated assets	$504,539	$464,918

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of Vycom net sales as each of these distributors are part of the Vycom segment:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	% of Consolidated Sales	% of Vycom Sales	% of Consolidated Sales	% of Vycom Sales
Distributor A	17%	33%	24%	37%
Distributor B	10%	19%	14%	21%
Total	27%	52%	38%	58%

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Successor				Predecessor
	Nine Months		May 11, 2005		January 1, 2005
	Ended		to		to
	September 30, 2006		September 30, 2005		May 10, 2005
	% of	% of	% of	% of	% of	% of
	Consolidated	Vycom	Consolidated	Vycom	Consolidated	Vycom
	Sales	Sales	Sales	Sales	Sales	Sales
Distributor A	24%	38%	26%	42%	28%	40%
Distributor B	10	17	11	18	10	14
Total	34%	55%	37%	60%	38%	54%

3.                                      ACQUISITION OF SANTANA HOLDINGS CORPORATION

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $34.4 million. Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes. See Note 8. The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs. Santana Products, Inc. has been included within our Scranton Products segment as of April 29, 2006. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment.

The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations. The purchase price, which includes $1.6 million in transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as deferred financing costs. The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition, as follows:

(Dollars in thousands)		At April 29, 2006
Purchase price		$34,429
Transaction costs		1,609
		36,038
Less:
Cash and cash equivalents	$1,058
Accounts Receivable	5,051
Inventory	2,285
Other current assets	208
Financing costs related to the Santana Acquisition	907
Deferred income taxes	204
Property, plant and equipment	1,020
Intangibles	8,200
Total assets acquired	18,933

Accounts payable assumed	2,679
Other liabilities assumed	1,394
Total liabilities assumed	4,073
		(14,860)
Goodwill (excess purchase price over net asset value)		$21,178

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following pro forma consolidated financial information for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005 are presented as though the Santana Acquisition occurred on January 1, 2006 and January 1, 2005, respectively. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006 or 2005, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 29, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

(Dollars in thousands)	Pro Forma Three Months Ended September 30, 2005
Net sales	$68,626

Net loss	$3,642

(Dollars in thousands)	Pro Forma Nine Months Ended September 30, 2006	Pro Forma Nine Months Ended September 30, 2005
Net sales	$220,571	$197,709

Net loss	$(1,641)	$(5,365)

4.             INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Raw materials	$22,002	$18,096
Finished goods	17,003	26,595
Total inventories	$39,005	$44,691

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.             PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Land and improvements	$1,701	$1,701
Buildings and improvements	21,538	19,093
Capital lease—building	1,500	1,500
Capital lease—manufacturing equipment	2,305	—
Manufacturing equipment	62,359	47,793
Office furniture and equipment	2,651	892
Total property and equipment	92,054	70,979
Construction in progress	2,056	5,694
	94,110	76,673
Accumulated depreciation	(14,086)	(5,924)
Total property and equipment—net	$80,024	$70,749

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $2,989,000 and $1,709,000, respectively. Also, depreciation expense for the nine months ended September 30, 2006 and 2005 was approximately $8,166,000 and $4,698,000, respectively.

Depreciation expense for the Successor period of May 11, 2005 to September 30, 2005 was approximately $2,527,000. Depreciation expense for the Predecessor period of January 1, 2005 to May 10, 2005 was approximately $2,171,000.

6.             GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill and intangible assets consisted of the following:

(Dollars in thousands)	Lives in Years	September 30, 2006	December 31, 2005
Goodwill	—	$232,462	$213,682
Non-amortizable intangibles— Trademarks	—	71,400	64,200
Amortizable intangibles—
Non-compete agreement	5	100	—
Customer relationships	10	23,000	22,100
Proprietary knowledge	15	1,800	1,800
Total amortizable intangibles		24,900	23,900
Accumulated amortization		(3,314)	(1,489)
Total net amortizable assets		21,586	22,411
Intangible assets—net		$92,986	$86,611

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, will be tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Amortization expense for the three and nine months ended September 30, 2006 was approximately $629,000 and $1,825,000, respectively. Also, amortization expense for the period of January 1 to May 10, 2005 and May 11 through September 30, 2005 was approximately $15,000 and nil, respectively.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.             DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Deferred financing costs	$12,748	$10,838
Accumulated amortization	(2,205)	(989)
Total deferred financing costs, net	$10,543	$9,849

Amortization of deferred financing costs for the three months ended September 30, 2006 and 2005 was approximately $437,000 and $373,000, respectively. Also, amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $1,216,000 and $373,000, respectively.

Amortization of deferred financing costs for the Predecessor period of January 1, 2005 to May 10, 2005 was approximately $47,000, respectively. Also, amortization expense of deferred financing costs for the Successor period of May 11, 2005 to September 30, 2005 was approximately $373,000.

8.             LONG-TERM DEBT

Long-term debt consisted of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.33% at September 30, 2006 and 10.67% at December 31, 2005)	95,000	65,000
Credit Facility—LIBOR + 2.75% (7.46% - 8.14% at Sept 30, 2006)	16,000	—
Notes payable	22	85
Net premium on Senior Notes due 2012	140	—
Total	261,162	215,085
Less current portion	(16,022)	(71)
Long-term debt—less current portion	$245,140	$215,014

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

As of September 30, 2006, there was $16.0 million outstanding under, and a letter of credit of $1.1 million held against, the senior secured credit facility, which had an additional $22.9 million available for borrowing as of such date.

As of September 30, 2006, the Company has scheduled long term debt payments (excluding interest) of $16,022,000, nil, nil, nil, nil and $245,000,000 due for the years 2006 through 2010 and thereafter.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.              LEASE COMMITMENTS

In May 2006, the Company entered into leases for certain computer equipment under a capital lease expiring in 2008. Interest for the lease accrues at 6% per annum under the leasing arrangement.

In July 2006, the Company entered into a lease for manufacturing equipment under a capital lease expiring in 2011.  Interest for the equipment lease accrues at 7.90% per annum under the leasing arrangement.

The Company leases office equipment, vehicles and an office under operating leases expiring during the next five years.

Future minimum rental payments at September 30, 2006 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2006	$183	$90
2007	1,150	486
2008	1,131	390
2009	1,125	262
2010	944	107
Thereafter	8,058	—
Total	12,591	$1,335
Less amount representing interest	(8,855)
Present value of minimum capital lease payments	3,736
Less current installments of obligation under capital lease	(80)
Obligation under capital lease—excluding current installments	$3,656

Total rent expense for the three months ended September 30, 2006 and 2005 was approximately $104,000 and $81,000, respectively. Also, rent expense for the nine months ended September 30, 2006 and 2005 was approximately $345,000 and $163,000, respectively.

Rent expense for the Successor period of May 11, 2005 to September 30, 2005 was approximately $54,000. Rent expense for the Predecessor periods of April 1, 2005 to May 10, 2005 and January 1, 2005 to May 10, 2005 was approximately $27,000 and $109,000, respectively.

In October 2006, the Company entered into an operating lease for additional office space, which continues through August 31, 2013, at a rate of approximately $30,000 per month.

10.                               INCOME TAXES

Income taxes on a year to date basis were calculated at approximately $1,430,000 using an operating effective income tax rate of 41.0% compared to the second quarter 2006 effective income tax rate of 37.7%.  This change in the current year effective income tax rate was primarily due to certain expenses incurred in the corporate segment, which do not generate any state income tax benefit.  Income tax expense for the nine months ended September 30, 2006 was impacted primarily by certain deferred income tax benefits of approximately $618,000 relating to changes in state tax legislation enacted in the third quarter of 2006, resulting in net income tax provision of $887,000 for the nine months ended September 30, 2006.

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.          COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes the amount accrued for litigation and claims in connection with such matters are adequate and that the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

12.          RELATED PARTY TRANSACTION

AEA Investors, the general partner of CPG International Inc., is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to a management agreement with AEA Investors. Under the authorization of the Company’s Board of Directors, the management fee commenced on May 11, 2006. Management fees of $0.4 million and $0.6 million are included in selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively.

13.          CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005, respectively. Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	September 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Cash	$—	$—	$1,674	$—	$1,674
Net receivables	—	—	34,844	—	34,844
Inventory	—	—	39,005	—	39,005
Other current assets	—	—	13,001	—	13,001
Total current assets	—	—	88,524	—	88,524
Net property and equipment	—	—	80,024	—	80,024
Goodwill	—	—	232,462	—	232,462
Net intangible assets	—	—	92,986	—	92,986
Other noncurrent assets	160,059	160,059	10,543	(320,118)	10,543
Total assets	$160,059	$160,059	$504,539	$(320,118)	$504,539

Accounts payable	$—	$—	$19,965	$—	$19,965
Accrued expenses and interest	—	—	16,663	—	16,663
Other current liabilities	—	—	16,102	—	16,102
Total current liabilities	—	—	52,730	—	52,730
Deferred income taxes	—	—	42,954	—	42,954
Long-term debt	—	—	245,140	—	245,140
Other noncurrent liabilities	—	—	3,656	—	3,656
Equity	160,059	160,059	160,059	(320,118)	160,059
Total liabilities and equity	$160,059	$160,059	$504,539	$(320,118)	$504,539

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

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$65,754	$—	$65,754
Cost of sales	—	—	(48,667)	—	(48,667)
Gross margin	—	—	17,087	—	17,087
Selling, general and administrative expenses	—	—	(10,687)	—	(10,687)
Operating income	—	—	6,400	—	6,400
Interest expense, net of interest income	—	—	(8,129)	—	(8,129)
Miscellaneous, net	—	—	(172)	—	(172)
Equity in net income from subsidiary	(756)	(756)	—	1,512	—
Income tax benefit	—	—	1,145	—	1,145
Net loss	$(756)	$(756)	$(756)	$1,512	$(756)

	Nine Months Ended September 30, 2006
(Dollars in thousands) Successor	CPG International Inc. (Parent)	CPG (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$210,514	$—	$210,514
Cost of sales	—	—	(155,953)	—	(155,953)
Gross margin	—	—	54,561	—	54,561
Selling, general and administrative expenses	—	—	(29,437)	—	(29,437)
Operating income	—	—	25,124	—	25,124
Interest expense, net of interest income	—	—	(21,239)	—	(21,239)
Miscellaneous, net	—	—	(396)	—	(396)
Equity in net income from subsidiary	2,602	2,602	—	(5,204)	—
Income tax expense	—	—	(887)	—	(887)
Net income	$2,602	$2,602	$2,602	$(5,204)	$2,602

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Period May 11, 2005 to September 30, 2005
	Compression
	Polymers
(Dollars in thousands)	Holdings LLC	Guarantor
Successor	(Parent)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$89,494	$—	$89,494
Cost sales	—	(66,735)	—	(66,735)
Gross margin	—	22,759	—	22,759
Selling, general and administrative expenses	—	(10,002)	—	(10,002)
Operating income	—	12,757	—	12,757
Interest expense, net of interest income	—	(14,435)	—	(14,435)
Miscellaneous, net	—	(134)	—	(134)
Equity in net income from subsidiary	(1,812)	—	1,812	—
Income tax expense	—	—	—	—
Net loss	$(1,812)	$(1,812)	$—	$(1,812)

	Period January 1, 2005 to May 10, 2005
	Compression
	Polymers
(Dollars in thousands)	Holdings LLC	Guarantor
Predecessor	(Parent)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$81,931	$—	$81,931
Cost sales	—	(58,854)	—	(58,854)
Gross margin	—	23,077	—	23,077
Selling, general and administrative expenses	—	(21,905)	—	(21,905)
Operating income	—	1,172	—	1,172
Interest expense, net of interest income	—	(1,860)	—	(1,860)
Miscellaneous, net	—	(384)	—	(384)
Equity in net income from subsidiary	(4,132)	—	4,132	—
Income tax expense	—	(3,060)	—	(3,060)
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2006
	CPG
	International
(Dollars in thousands)	Inc.	CPG	Guarantor
Successor	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Cash Flows
Net income	$2,602	$2,602	$2,602	$(5,204)	$2,602
Depreciation and amortization	—	—	9,991	—	9,991
Other non-cash expenses	—	—	2,599	—	2,599
Equity in net income from subsidiary	(2,602)	(2,602)	—	5,204	—
Trade receivables	—	—	(15,024)	—	(15,024)
Inventories	—	—	7,971	—	7,971
Accounts payable	—	—	(17,089)	—	(17,089)
Other changes in working capital	—	—	119	—	119
Net cash used in operating activities	—	—	(8,831)	—	(8,831)
Purchases of property and equipment	—	—	(13,955)	—	(13,955)
Acquisition of Santana, net	—	—	(34,545)	—	(34,545)
Other cash provided by investing activities	—	—	9	—	9
Net cash used in investing activities	—	—	(48,302)	—	(48,302)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Proceeds from revolving credit	—	—	16,000	—	16,000
Other cash used in financing activities	—	—	(2,128)	—	(2,128)
Net cash provided by financing activities	—	—	44,022	—	44,022
Net decrease in cash and cash equivalents	—	—	(13,111)	—	(13,111)
Cash and cash equivalents—beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents—end of period	$—	$—	$1,674	$—	$1,674

CPG International Inc.
F/K/A Compression Polymers Holding II Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Period January 1, 2005 to May 10, 2005
	Compression
	Polymers
(Dollars in thousands)	Holdings LLC	Guarantor
Predecessor	(Parent)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Cash Flows
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)
Depreciation and amortization	—	2,171	—	2,171
Stock-based compensation from vesting of restricted units	—	12,800	—	12,800
Other non-cash expenses	—	(414)	—	(414)
Equity in net loss from subsidiary	4,132	—	(4,132)	—
Trade receivables	—	(4,687)	—	(4,687)
Inventories	—	2,398	—	2,398
Accrued expenses and interest	—	3,538	—	3,538
Other changes in working capital	—	286	—	286
Net cash provided by operating activities	—	11,960	—	11,960
Net cash used in investing activities	—	(4,489)	—	(4,489)
Payments of long-term debt	—	(3,820)	—	(3,820)
Preferred unit contributions	—	509	—	509
Net cash used in financing activities	—	(3,311)	—	(3,311)
Net increase in cash and cash equivalents	—	4,160	—	4,160
Cash and cash equivalents—Beginning of period	—	2,697	—	2,697
Cash and cash equivalents—End of period	$—	$6,857	$—	$6,857

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor), and Compression Polymers Holdings LLC, (Predecessor), included elsewhere in Item 1 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Successor for periods beginning after May 10, 2005 and the Predecessor for periods ending on or prior to May 10, 2005. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Registration Statement on Form S-4 (Amendment No. 1)  for the year ended December 31, 2005 should be read in conjunction with these unaudited condensed consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations discussed below. The results of operations and cash flow for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year. All dollar amounts in the tables herein are stated in thousands unless otherwise indicated.

OVERVIEW

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of construction applications.  Since our inception in 1983, we have been a technology leader, and today we rank among the largest manufacturers of highly engineered synthetic building and industrial replacement products in the United States. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. We operate the following two business units:

• Vycom Corporation, or Vycom, which produces AZEK trimboards, as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

• Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana Products bathroom products and lockers, as well as similarly manufactured and distributed non-fabricated special application industrial products, such as Seaboard™ and Flametec™.

OUR BUSINESS

Over 96% in the first three quarters of 2006 and 97% of our sales in fiscal 2005 were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our volume growth has been the result of penetrating the building and industrial end markets that create value-added substitution opportunities from more traditional wood, fiber and steel products. We believe many of our products are still in the early stages of the material conversion opportunity. As a result, we believe our growth should be less sensitive to the growth rate of our various end markets. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded products.

Over the seven years since their introduction, our AZEK branded products have gained significant market acceptance and brand loyalty as a leader within the non-wood trim market. In fiscal year 2005 and the first three quarters of fiscal 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of September 30, 2006, our distributors were selling our products to over 1,690 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%.  Our goal is to maintain capacity ahead of demand so that we are able to continue to provide all orders in full and on time. In fiscal 2005, we began developing a new 308,000 square foot facility for our Vycom division. Our continued construction includes expanding the facility to continue to support the growth of our AZEK and Celtec products.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our goal is to continue to increase our market share of Scranton Product’s fabricated product offerings at the expense of competing metal, phenolic, laminated wood, wood and plastic manufacturers. We have continued the expansion of our fabricated product offerings through the addition of Santana’s fabricated product lines, including the Hiny Hider brand. Santana’s Hiny Hider™ brand is complementary to our Comtec, Capitol, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states.  Our goal is to continue to expand our product base, increase our distributor network and expand our portfolio of premium branded products, while increasing our mix of high-value added, fabricated products within our Scranton Products business.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales for the first nine months of 2006. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Although resin prices have declined in the current year, our average cost of resin increased by approximately 17.1%, for the nine months ended September 30, 2006 compared to the same period in 2005. We have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that continued to mitigate rising resin prices. These pricing actions included the implementation of a 9% surcharge in AZEK products, a 24% price increase in Comtec partition products and a 5% price increase in Comtec locker products, as well as price increases in our non-fabricated products. Because order back logs are not repriced in our Comtec partition and locker products, it generally takes 270 days for price increases to be fully realized through average selling price. By September 2006, substantially all orders reflect increases implemented in 2005. These pricing actions have not resulted in reduced volume growth in our products, on a period to period basis, to date. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our Vycom products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets. We have recently experienced economic factors that have affected our growth in the residential building market. In the third quarter of 2006, demand for our products with our distributors and dealers has declined as they are maintaining lower levels of inventory, due to the recent declines in demand in the residential building market.  We expect these declines to occur throughout the remainder of 2006, but also expect sales to be stronger in early 2007 due to our early buy program. At the same time, we have benefited from increased volumes in our commercial building product lines due to recent increases in school construction, and growth in our locker products.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements for the nine months ended September 30, 2005 discussed herein include the accounts of our Predecessor, Compression Polymers Holdings LLC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. For the purpose of these financial statements, reference to the Predecessor are references to the periods ended on or prior to May 10, 2005 and references to the Successor are references to the periods from May 11, 2005 and beyond.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Successor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

(Dollars in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$65,754	$59,075
Cost of sales	(48,667)	(43,036)
Gross margin	17,087	16,039
Selling, general and administrative expenses	(10,687)	(6,538)
Operating income	6,400	9,501
Interest expense, net	(8,129)	(6,152)
Miscellaneous—net	(172)	(97)
(Loss) income before income tax benefit	(1,901)	3,252
Income tax benefit	1,145	—
Net (loss) income	$(756)	$3,252

The following table summarizes certain information relating to the Successor operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	100.0%	100.0%
Cost of sales	(74.0)	(72.8)
Gross margin	26.0	27.2
Selling, general and administrative expenses	(16.3)	(11.1)
Operating income (loss)	9.7	(16.1)
Interest expense, net	(12.4)	(10.4)
Miscellaneous—net	(0.3)	(0.2)
(Loss) income before income tax benefit	(2.9)	5.5
Income tax benefit	1.7	—
Net (loss) income	(1.1)%	5.5%

Net Sales. Net sales increased by $6.7 million, or 11.3%, to $65.8 million for the three months ended September 30, 2006, from $59.1 million for the three months ended September 30, 2005 as higher prices were offset by lower volumes.  We sold 44.3 million pounds of product during the three months ended September 30, 2006, which was a 5.4% decrease from the 46.7 million pounds sold during the three months ended September 30, 2005. The decrease in volume was attributable to our AZEK dealers and distributors maintaining lower inventory volumes due to declining demand in the residential building product market. The decline in residential building products was partially offset by volume growth attributable to increased demand for our commercial building products business in Scranton Products, the Santana Acquisition, and higher industrial product sales. In addition to commercial building product growth, revenue increased as a result of price increases across all of our product lines implemented in the second half of 2005.

Cost of Sales. Cost of sales increased by $5.6 million, or 13.1%, to $48.7 million for the three months ended September 30, 2006 from $43.0 million for the same period in 2005. The increase was primarily attributable to the increased volumes from the Santana Acquisition, as well as an increase in average resin prices per pound of 19.2% in the three months ended September 30, 2006 compared to the same period in 2005.

Gross Margin. Gross margin increased by $1.0 million, or 6.5%, to $17.1 million for the three months ended September 30, 2006 from $16.0 million for the same period of 2005. This increase was attributable to increases in selling prices which allowed us to offset higher average resin costs.  Gross margin as a percent of net sales decreased to 26.0% for the three months ended September 30, 2006 from 27.2% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.1 million, or 63.5%, to $10.7 million, or 16.3% of sales for the three months ended September 30, 2006 from $6.5 million, or 11.1% of net sales for the same period in 2005. This increase was attributable to increases from the acquisition of Santana, increased sales staff and marketing efforts for both our residential and commercial building product lines, approximately $0.6 million in amortization of intangible assets recorded in conjunction with the Transaction, approximately $0.2 million in transition costs related to the Santana Acquisition, approximately $0.4 million attributable to management fees to our majority shareholder and approximately $0.4 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process.

Interest Expense, net. Interest expense, net increased by $2.0 million, or 32.1%, to $8.1 million for the three months ended September 30, 2006 from $6.2 million for the same period in 2005. Interest expense was higher due to higher interest rates in the third quarter of 2006, as well as from the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income. Net income decreased by $4.0 million, to a net loss of $0.8 million for the three months ended September 30, 2006 from net income of $3.3 million for the comparable period in 2005 as a result of reasons described above, particularly as a result of higher interest expense and increased selling, general and administrative expenses, mainly from the Santana Acquisition and public company requirements. Net loss as a percent of net sales decreased to a negative 1.1% for the three months ended September 30, 2006 from 5.5% for the comparable period in 2005.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
(Dollars in thousands)	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005	Period May 11, 2005 To September 30, 2005	Period January 1, 2005 To May 10, 2005
Net sales	$210,514	$171,425	$89,494	$81,931
Cost of sales	(155,953)	(125,589)	(66,735)	(58,854)
Gross margin	54,561	45,836	22,759	23,077
Selling, general and administrative expenses	(29,437)	(31,907)	(10,002)	(21,905)
Operating income	25,124	13,929	12,757	1,172
Interest expense, net	(21,239)	(16,295)	(14,435)	(1,860)
Miscellaneous—net	(396)	(518)	(134)	(384)
Income (loss) before income taxes	3,489	(2,884)	(1,812)	(1,072)
Income tax expense	(887)	(3,060)	—	(3,060)
Net income (loss)	$2,602	$(5,944)	$(1,812)	$(4,132)

(a)           Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to September 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
(Dollars in thousands)	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005	Period May 11, 2005 To September 30, 2005	Period January 1, 2005 To May 10, 2005
Net sales	$100.0%	$100.0%	$100.0%	$100.0%
Cost of sales	(74.1)	(73.3)	(74.6)	(71.8)
Gross margin	25.9	26.7	25.4	28.2
Selling, general and administrative expenses	(14.0)	(18.6)	(11.2)	(26.7)
Operating income	11.9	8.1	14.3	1.5
Interest expense, net	(10.1)	(9.5)	(16.1)	(2.3)
Miscellaneous—net	(0.2)	(0.3)	(0.1)	(0.5)
Income (loss) before income taxes	1.7	(1.7)	(2.0)	(1.3)
Income tax expense	(0.4)	(1.8)	—	(3.7)
Net income (loss)	$1.2%	$(3.5)%	$(2.0)%	$(5.0)

(a)           Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to September 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $39.1 million, or 22.8%, to $210.5 million for the nine months ended September 30, 2006, from $171.4 million for the nine months ended September 30, 2005.  We sold 149.2 million pounds of product during the nine months ended September 30, 2006, which was a 6.0% increase over the 140.8 million pounds sold during the nine months ended September 30, 2005. Overall volume growth was attributable to an increase in demand for our branded products including AZEK and Comtec and higher commercial building product volumes due to the Santana Acquisition, as well as increases attributable to higher average selling price.

Cost of Sales. Cost of sales increased by $30.4 million, or 24.2%, to $156.0 million for the nine months ended September 30, 2006 from $125.6 million for the same period in 2005. The increase was attributable to the increase in average resin prices per pound of 17.1% in the nine months ended September 30, 2006 compared to the same period in 2005, and our increased product sales volume. Despite the period over period increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin. Gross margin increased by $8.7 million, or 19.0%, to $54.6 million for the nine months ended September 30, 2006 from $45.8 million for the same period of 2005. Volume growth and improvements in selling price allowed us to offset a majority of the impact of higher resin prices during the current period compared to 2005. Gross margin as a percent of net sales decreased to 25.9% for the nine months ended September 30, 2006 from 26.7% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.5 million, or 7.7%, to $29.4 million, or 14.0% of sales for the nine months ended September 30, 2006 from $31.9 million, or 18.6% of net sales for the same period in 2005. The higher selling, general and administrative expenses for the nine months ended September 30, 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. The decrease in selling, general and administrative expenses was partially offset by increased costs due to the Santana Acquisition, increased sales staff and marketing efforts for both residential and commercial building product lines, approximately a $1.8 million increase in amortization of intangible assets recorded in conjunction with the Transaction, $0.4 million in transition costs related to the Santana Acquisition, $0.6 million from a management fee due to our majority shareholder beginning May 11, 2006, as well as increases associated with management additions to support our growth and to meet the requirements of a public registrant. In addition, we incurred approximately $0.9 million of increased professional fees such as Sarbanes-Oxley, accounting and legal costs, to support our preparation of a public infrastructure and the SEC registration process for the nine months ended September 30, 2006.

Interest Expense, net. Interest expense, net increased by $4.9 million, or 30.3%, to $21.2 million for the nine months ended September 30, 2006 from $16.3 million for the same period in 2005. Interest expense was higher due to higher interest rates, as well as from higher levels of debt carried by the Successor, including the addition of $35.3 million in debt attributable to the Santana Acquisition.

Net Income. Net income increased by $8.5 million to $2.6 million, or 1.2% of net sales for the nine months ended September 30, 2006 from a loss of $5.9 million, or a negative 3.5% of net sales for the comparable period in 2005 due to improved operating results and the absence of the vesting of the $12.8 million in restricted stock units in 2005.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: Vycom, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana partitions and lockers. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees, as well as the interest expense from debt attributable to the Santana Acquisition, are not allocated to segments, and as such are discussed separately.

Vycom — Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from the Company’s condensed consolidated financial statements included in Item 1:

(Dollars in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$33,712	$38,058
Cost of sales	(25,367)	(27,618)
Gross margin	8,345	10,440
Selling, general and administrative expenses	(5,204)	(4,271)
Operating income	3,141	6,169
Interest expense, net	(4,163)	(3,619)
Miscellaneous—net	(23)	32
(Loss) income before income tax expense	(1,045)	2,582
Income tax benefit	586	—
Net (loss) income	$(459)	$2,582

Net Sales. Net sales decreased by $4.3 million or 11.4%, to $33.7 million for the three months ended September 30, 2006 from $38.1 million for the same period in 2005. This decrease was primarily attributable to declining sales volume of AZEK, due to a slow down in the residential building market during the third quarter of 2006 and associated reductions of inventory throughout the distribution channel. Overall, we sold 28.6 million pounds of product during the three months ended September 30, 2006, which was a 13.7% decrease from the 33.2 million pounds sold during the comparable period in 2005.  Volume declines were only partially offset by AZEK and Celtec pricing actions.

Cost of Sales. Cost of sales decreased by $2.3 million, or 8.2%, to $25.4 million for the three months ended September 30, 2006 from $27.6 million for the same period of 2005. The decrease was primarily attributable to lower sales volume partially offset by increases in average resin prices in the three months ended September 30, 2006 compared to the same period in 2005.

Gross Margin. Gross margin decreased by $2.1 million, or 20.1% to $8.3 million for the three months ended September 30, 2006 from $10.4 million for the same period in 2005. This decrease was primarily attributable to lower sales volume and increased average resin prices which were only partially offset from increased selling prices. Gross margin as a percent of net sales declined to 24.8% for the three months ended September 30, 2006 from 27.4% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 21.8% to $5.2 million, or 15.4% of sales for the three months ended September 30, 2006 from $4.3 million, or 11.2% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to an increase in the direct selling effort and from higher marketing and advertising expenses associated with the expansion of the AZEK brand, as well as approximately $0.3 million from the amortization of intangible assets recorded in conjunction with the Transaction.

Interest Expense, net. Interest expense, net increased by $0.5 million, or 15.0%, to $4.2 million for the three months ended September 30, 2006 from $3.6 million for the same period in 2005. Interest expense was higher due to higher levels of debt, bearing higher interest rates.

Net Income. Net income decreased by $3.0 million to a negative $0.5 million for the three months ended September 30, 2006 from net income of $2.6 million for the comparable period in 2005 as a result of reasons described above, including the impact of higher interest expense, higher resin costs and lower sales volume. Net income as a percent of net sales decreased to a negative 1.4% for the three months ended September 30, 2006 from 6.8% for the comparable period in 2005, primarily due to the higher interest expense, higher resin costs and lower sales volume.

Vycom — Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
			Period	Period
	Nine Months Ended	Nine Months Ended	May 11, 2005 to	January 1, 2005 to
(Dollars in thousands)	September 30, 2006	September 30, 2005	September 30, 2005	May 10, 2005
Total net sales	$131,781	$114,563	$56,178	$58,385
Cost of sales	(97,535)	(82,223)	(41,082)	(41,141)
Gross margin	34,246	32,340	15,096	17,244
Selling, general and administrative expenses	(15,550)	(12,820)	(6,506)	(6,314)
Operating income	18,696	19,520	8,590	10,930
Interest expense, net	(11,568)	(7,569)	(5,569)	(2,000)
Miscellaneous—net	(52)	(234)	35	(269)
Income before income taxes	7,076	11,717	3,056	8,661
Income tax expense	(2,476)	(3,060)	—	(3,060)
Net income	$4,600	$8,657	$3,056	$5,601

(a)           Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to September 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $17.2 million or 15.0%, to $131.8 million for the nine months ended September 30, 2006 from $114.6 million for the same period in 2005. This increase was primarily attributable to the growth in sales of AZEK during the first two quarters of 2006, as we continued to generate sales primarily from existing customers and markets, as well as from new customers through the continued build-out of our distribution network.  These increases were partially offset by third quarter 2006 declines in the residential building market. Overall, we sold 108.9 million pounds of product during the nine months ended September 30, 2006, which was a 6.6% increase over the

102.2 million pounds sold during the comparable period in 2005. In addition to volume growth, net sales increased quarter over quarter due to an increases in average selling price primarily from price increases including a 6% increase in the summer of 2005, a 9% surcharge that was in place from October 2005 through March 2006, and a 3% price increase in April of 2006 in our AZEK line, as well as price increases in our Celtec business.

Cost of Sales. Cost of sales increased by $15.3 million, or 18.6%, to $97.5 million for the nine months ended September 30, 2006 from $82.2 million for the same period of 2005. The increase was primarily attributable to increased sales volume and increased average resin prices per pound in the nine months ended September 30, 2006 compared to the same period in 2005. Despite the period over period increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin. Gross margin increased by $1.9 million, or 5.9%, to $34.2 million for the nine months ended September 30, 2006 from $32.3 million for the same period in 2005. This increase was attributable to increased selling prices which allowed us to partially mitigate the margin pressure from rising resin prices. Gross margin as a percent of net sales declined to 26.0% for the nine months ended September 30, 2006 from 28.2% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.7 million, or 21.3%, to $15.6 million, or 11.8% of sales for the nine months ended September 30, 2006 from $12.8 million, or 11.2% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to increased sales staff, and higher marketing, advertising and promotion expenses associated with the expansion of the AZEK brand, as well as approximately $0.9 million from the amortization of intangible assets recorded in conjunction with the Transaction. We expect to continue to incur increased marketing, advertising and promotion expenses as compared to prior years with the continued expansion of our distribution networks across the United States and Canada.

Interest Expense, net. Interest expense, net increased by $4.0 million, or 52.8%, to $11.6 million for the nine months ended September 30, 2006 from $7.6 million for the same period in 2005. Interest expenses were higher due to the higher levels of debt carried by the Successor, bearing higher interest rates.

Net Income. Net income decreased by $4.1 million to $4.6 million for the nine months ended September 30, 2006 from net income of $8.7 million for the comparable period in 2005 as a result of reasons described above, including the impact of increase in average resin prices and higher interest expense that was only partially countered by strong growth. Net income as a percent of net sales was 3.5% for the nine months ended September 30, 2006 and 7.6% for the comparable period in 2005.

Scranton Products — Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

(Dollars in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$32,042	$21,017
Cost of sales	(23,300)	(15,418)
Gross margin	8,742	5,599
Selling, general and administrative expenses	(3,201)	(1,335)
Operating income	5,541	4,264
Interest expense, net	(3,021)	(2,533)
Miscellaneous—net	(149)	(129)
Income before income tax benefit	2,371	1,602
Income tax expense	(640)	—
Net income	$1,731	$1,602

Net Sales. Net sales increased by $11.0 million or 52.5%, to $32.0 million for the three months ended September 30, 2006, from $21.0 million for the same period of 2005. This increase was primarily attributable to volume increases associated with the Santana Acquisition on April 28, 2006 and an increase in sales volume of our Comtec products, which experienced increased sales from existing governmental and institutional markets. We have also seen a 32.0% increase in average selling prices quarter over quarter through price increases in the industrial sheet and commercial building product lines during the later half of 2005, as well as from changes in product mix sold during the three months ended September 30, 2006 compared to the same period in 2005. These price increases included increases in Comtec partition and locker products, as well as price increases in our sheet business. Overall, we sold 15.6 million pounds of product in the three months ended September 30, 2006, which is an increase of 15.0% from the 13.6 million pounds sold during the comparable period in 2005.

Cost of Sales. Cost of sales increased by $7.9 million, or 51.1%, to $23.3 million for the three months ended September 30, 2006 from $15.4 million for the same period of 2005. The increase was primarily attributable to increased average resin prices per pound, as well as higher sales volumes in the three months ended September 30, 2006 compared to the same period in 2005. Despite the quarter over quarter increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin. Gross margin increased by $3.1 million, or 56.1% to $8.7 million for the three months ended September 30, 2006 from $5.6 million for the same period in 2005. This increase was primarily attributable to increased sales volumes through existing customers, further market penetration from the Santana Acquisition and higher average selling prices.  Gross margin as a percent of net sales increased to 27.3% for the three months ended September 30, 2006 from 26.6% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million, or 139.8%, to $3.2 million, or 10.0% of sales for the three months ended September 30, 2006 from $1.3 million, or 6.4% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.3 million from the amortization of intangible assets recorded in conjunction with the Transaction, along with approximately $0.2 million in transition costs related to the Santana Acquisition.

Interest Expense, net. Interest expense, net increased by $0.5 million, or 19.3%, to $3.0 million for the three months ended September 30, 2006 from $2.5 million for the same period in 2005. Interest expenses were higher in 2006 compared to 2005 due to the higher levels of debt carried by the Successor, bearing higher interest rates in 2006.

Net Income. Net income increased by $0.1 million to $1.7 million for the three months ended September 30, 2006 from $1.6 million for the comparable period in 2005 as a result of reasons described above, increased sales volumes and average selling price, partially offset by higher average resin costs. Net income as a percent of net sales decreased to 5.4% for the three months ended September 30, 2006 from 7.6% for the comparable period in 2005, due to the increases in sales volumes offset by higher average resin prices.

Scranton Products — Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements included in Item 1:

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
			Period	Period
(Dollars in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	May 11, 2005 to September 30, 2005	January 1, 2005 to May 10, 2005
Total net sales	$78,733	$56,862	$33,316	$23,546
Cost of sales	(58,418)	(43,366)	(25,653)	(17,713)
Gross margin	20,315	13,496	7,663	5,833
Selling, general and administrative expenses	(8,198)	(3,836)	(2,081)	(1,755)
Operating income	12,117	9,660	5,582	4,078
Interest expense, net	(8,726)	(8,726)	(8,866)	140
Miscellaneous—net	(344)	(284)	(169)	(115)
Income before income taxes	3,047	650	(3,453)	4,103
Income tax expense	(894)	—	—	—
Net (loss) income	$2,153	$650	$(3,453)	$4,103

(a)           Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to September 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $21.9 million or 38.5%, to $78.7 million for the nine months ended September 30, 2006, from $56.9 million for the same period of 2005. This increase was primarily attributable to higher volumes associated with the Santana Acquisition on April 28, 2006 and an increase in sales of our Comtec products due to increases in state and local municipal funding for institutional construction projects. We have also seen an increase in average selling price, period over period, from price increases in the industrial sheet and Comtec product lines during the later half of 2005, as well as from changes in product mix sold during the nine months ended September 30, 2006 compared to the same period in 2005. These pricing actions included increases in our commercial building products (bathroom and locker products), as well as price increases in our industrial business. Overall, we sold 40.4 million pounds of product in the nine months ended September 30, 2006, which is a decrease of 4.6% from the 38.6 million pounds sold during the comparable period in 2005 as growth in our commercial building products was offset by declines in our industrial product lines, as we focused on higher margin sales opportunities.

Cost of Sales. Cost of sales increased by $15.1 million, or 34.7%, to $58.4 million for the nine months ended September 30 2006 from $43.3 million for the same period of 2005. The increase was primarily attributable to higher volume and increased average resin prices per pound in the nine months ended September 30, 2006 compared to the same period in 2005.

Gross Margin. Gross margin increased by $6.8 million, or 50.5%, to $20.3 million for the nine months ended September 30, 2006 from $13.5 million for the same period in 2005. This increase was primarily attributable to increased sales volume through existing customers and further market penetration from the Santana Acquisition, as well as improved selling prices, which were partially offset by increased average cost of resin. Gross margin as a percent of net sales increased to 25.8% for the nine months ended September 30, 2006 from 23.7% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 113.7%, to $8.2 million, or 10.4% of sales for the nine months ended September 30, 2006 from $3.8 million, or 6.7% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily attributable to increases in selling, marketing and advertising costs through increased promotion of our Comtec product lines, costs attributable to the addition of the Santana product lines, as well as approximately $0.9 million from the amortization of intangible assets recorded in conjunction with the Transaction. In addition, we incurred approximately $0.4 million in transition costs related to the Santana Acquisition. We expect to incur similar costs over the course of the next quarter related to the addition of Santana, as well as from continued selling efforts for our fabricated locker and partition product lines.

Net Income. Net income increased by $1.5 million to $2.2 million for the nine months ended September 30, 2006 from $0.7 million for the comparable period in 2005 as a result of reasons described above, including the impact of increased sales of our commercial building products line and increased selling price, partially offset by the increase in average resin costs. Net income as a percent of net sales was 2.7% for the nine months ended September 30, 2006 compared to 1.1% for the comparable period in 2005.

Corporate Overhead Costs — The Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

(Dollars in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(2,282)	(932)
Operating loss	(2,282)	(932)
Interest expense, net	(945)	—
Miscellaneous—net	—	—
Loss before income tax benefit	(3,227)	(932)
Income tax benefit	1,199	—
Net loss	$(2,028)	$(932)

General and Administrative expenses. Corporate general and administrative expenses increased by $1.4 million, or 144.8%, to $2.3 million for the three months ended September 30, 2006 from $0.9 million for the three months ended September 30, 2005. The higher level of general and administrative expenses in 2006 was primarily attributable increases of approximately $0.4 million in professional fees such as accounting and legal costs, to support our preparation of a public infrastructure, $0.4 million attributable to our management fee, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant.

Interest Expense, net. Interest expense, net increased by $0.9 million for the three months ended September 30, 2006 from nil for the same period in 2005. Interest expense in 2006 represents interest from the addition of $35.3 million in debt attributable to the Santana Acquisition.

Corporate Overhead Costs — The Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate related professional fees.

	Successor	Combined Predecessor and Successor (a)	Successor	Predecessor
			Period	Period
(Dollars in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	May 11, 2005 to September 30, 2005	January 1, 2005 to May 10, 2005
Total net sales	$—	—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	(5,689)	(15,251)	(1,415)	(13,836)
Operating loss	(5,689)	(15,251)	(1,415)	(13,836)
Interest expense, net	(945)	—	—	—
Miscellaneous—net	—	—	—	—
Loss before income tax benefit	(6,634)	(15,251)	(1,415)	(13,836)
Income tax benefit	2,483	—	—	—
Net loss	$(4,151)	$(15,251)	$(1,415)	$(13,836)

(a)           Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to September 30, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

General and Administrative expenses. Corporate general and administrative expenses decreased by $9.6 million, or 62.7%, to $5.7 million for the nine months ended September 30, 2006 from $15.3 million for the nine months ended September 30, 2005. The higher level of general and administrative expenses in 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction, which was partially offset by increases of approximately $0.9 million in professional fees such as accounting and legal costs, to support our preparation of a public infrastructure, $0.2 million of depreciation related to capitalized costs from our accounting system upgrade, $0.6 million related to our management fee, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant. We also expect to continue to incur increased accounting and legal fees in the fourth quarter of the year compared to previous years as we are now a public registrant.

Interest Expense, net. Interest expense, net increased by $0.9 million for the nine months ended September 30, 2006 from nil for the same period in 2005. Interest expense in 2006 represents interest from the addition of $35.3 million in debt attributable to the Santana Acquisition.

Liquidity and Capital Resources

Our primary cash needs are working capital (largely inventory to support growing sales), capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. In connection with the Transaction, we entered into a senior secured revolving credit facility which provides additional liquidity to support growth.

Cash used in operating activities was $8.8 million for the nine months ended September 30, 2006, compared with $24.4 million provided by operating activities for the nine months ended September 30, 2005. The decrease in cash provided by operating activities in the first nine months of 2006 was primarily due to the payment of $24.4 million in interest on our long-term debt, increased resin, and higher working capital levels to support growth. These factors were only partially offset by improved finished good inventory management.

Cash used in investing activities was $48.3 million for the nine months ended September 30, 2006, compared to $224.0 million for the nine months ended September 30, 2005, primarily due to $34.5 million related to the Santana Acquisition completed on April 28, 2006. The majority of the remaining cash used in investing activities in 2006 related to capital expenditures for the continued development of our added facility for Vycom extrusion and fabrication capacity to support the growth of our AZEK product line, as well as for a company-wide accounting software upgrade that was implemented during the quarter ended September 30, 2006. We estimate that total capital expenditures for full fiscal 2006 will be approximately $17.0 to $21.0 million. In the period of May 11, 2005 to September 30, 2005, cash used in investing activities of $210.9 million related to the acquisition of the equity interests in the Predecessor in connection with the Transaction, while $8.6 million was attributable to capital expenditures for the Vycom facility. Predecessor cash used in investing activities related to capital expenditures of $4.5 million.

Cash provided by financing activities for the nine months ended September 30, 2006 was $44.0 million compared to cash provided by financing activities of $201.6 million for the nine months ended September 30, 2005. The majority of cash provided by financing activities related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $16.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition, with the remaining proceeds used for operating activities. We also incurred an additional $1.9 million in financing costs related to the public registration and exchange offer of our Notes. Cash provided by financing activities for the nine months ended September 30, 2005 primarily represented payments on the Predecessor’s long-term debt obligations of $142.3 million, as well as proceeds from the refinancing and issuance of $65.0 million of senior floating rate notes, $150.0 million in senior fixed rate notes, $5.0 million in borrowings from our revolving credit facility and $128.4 million in capital contributions.

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

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of September 30, 2006, we were in compliance with all covenants contained in our senior secured credit facility.

On April 28, 2006, in connection with the Santana Acquisition, CPG borrowed an additional $5.3 million from the revolving credit facility. These proceeds were used as a source of funds towards the purchase price as well as for payment of approximately $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs.

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

In calculating the Senior Secured Leverage Ratio, Adjusted EBITDA and senior secured indebtedness, as the case may be, are each adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding nine months.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Twelve
		Months Ended September 30,
(Dollars in thousands)	Covenant Amount	2006
Senior Secured Leverage Ratio	Maximum of 1.5x	0.38x
Senior secured indebtedness		$17,055
Adjusted EBITDA		$45,347

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve-month period ended September 30, 2006, on a pro forma basis as defined by our credit agreement:

	Year Ended December 31,	Add: Nine Months Ended September 30,	Less: Nine Months Ended September 30,	Twelve Months Ended September 30,	Pro Forma Adjustments Twelve Months Ended September 30,	Pro Forma Adjusted Twelve Months Ended September 30,
(Dollars in thousands)	2005	2006	2005	2006	2006 (i)	2006
Net (loss) income (a)	$(11,741)	$2,602	$(5,944)	$(3,195)	$(4,147)	$(7,342)
Interest expense, net (a)	23,035	21,239	16,295	27,979	2,816	30,795
Income tax (benefit) expense	(1,622)	887	3,060	(3,795)	(113)	(3,908)
Depreciation and amortization	9,560	9,991	4,698	14,853	187	15,040
EBITDA	19,232	34,719	18,109	35,842	(1,257)	34,585
FAS 141 inventory adjustment (b)	5,185	—	—	5,185	—	5,185
Relocation and hiring costs (c)	496	81	—	577	—	577
Retiring executive costs (d)	188	247	141	294	—	294
Management fee (e)	217	589	217	589	—	589
Santana Acquisition costs (f)	—	423	—	423	—	423
Santana non-recurring charges (g)	—	—	—	—	3,694	3,694
Non-cash restricted stock unit charge (h)	12,851	—	12,851	—	—	—
Adjusted EBITDA	$38,169	$36,059	$31,318	$42,910	$2,437	$45,347

(a)                Net loss and interest expense each includes the amortization of approximately $1.8 million of deferred financing costs classified as interest expense for the pro forma year ended September 30, 2006.

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

(d)               Three executives and co-founders of the business have retired and their positions have not been and will not be replaced. Therefore, this adjustment reflects the elimination of their salary and benefits as if they had been retired during the periods presented.

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

(i)                   Column represents the pro forma effect from Santana Products as if the Santana Acquisition took place on October 1, 2005, as defined by our credit agreement.

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

Long-term Liquidity. At September 30, 2006, we had the availability of $22,945,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

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

In addition, the Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, which required an allocation of the purchase price paid to the tangible and intangible net assets acquired based on their relative fair values as of the date of the acquisition. The total purchase price of approximately $36.0 million, which includes $1.6 million in transaction costs, was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. In connection with this allocation of the purchase price, we have completed our determination of our intangible assets, including the useful lives of those acquired in the Santana Acquisition. These new valuations are the basis for our future impairment evaluations under SFAS No. 142.

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

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$215,000	—	$—	$—	$215,000
Interest on Notes	177,696	22,752	46,398	46,398	62,148
Note payable	85	71	14	—	—
Capital lease obligation	10,358	498	1,010	1,031	7,819
Operating lease obligations	901	355	477	69	—
Total (a)	$404,040	$23,676	$47,899	$47,498	$284,967

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

The following table summarizes our contractual cash obligations as of September 30, 2006. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond September 30, 2006 for certain of these liabilities.

(Dollars in thousands)	Total	Due in Less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Notes	$245,000	$—	$—	$—	$245,000
Revolving credit facility	16,000	16,000	—	—	—
Interest on Notes	177,087	26,922	67,192	75,098	7,875
Interest on revolving credit facility	466	466	—	—	—
Note payable	22	22	—	—	—
Capital lease obligation	12,591	1,039	3,262	1,920	6,370
Operating lease obligations(a)	1,335	455	577	303	—
Total (b)	$452,501	$44,904	$71,031	$77,321	$259,245

(a)          In October 2006, the Company entered into an operating lease for additional office space at approximately $30,000 per month, which is not yet reflected in this table.

(b)         As of September 30, 2006, there was a letter of credit of $1.1 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R was effective for our Company as of the beginning of the first annual reporting period that began after December 15, 2005. The adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations, cash flows or financial position, since we have no stock based compensation plans in existence at this time.

                In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”).  SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We are currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into guaranteed supply or fixed-price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than a majority of our cost of goods sold for the nine months ended September 30, 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Our raw material supplies are subject to not only price fluctuations but also other market disturbances including supply shortages and natural disasters. In the event of industry-wide general shortage of resins, or a shortage or discontinuation of certain types of resins purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. In the past, we have been able to maintain necessary raw material supplies, but any such shortages may materially negatively impact our production process as well as our competitive position versus companies that are able to better or more cheaply source resin.

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

In August 2006, subsequent to the filing of our June 30, 2006 Form 10-Q, in conjunction with the July 2006 financial closing process for the month ended July 31, 2006, the Company’s management discovered an accounting error representing the overstatement of interest expense by approximately $1.1 million during the second quarter of 2006.  Upon making this discovery, the Chief Financial Officer immediately launched a detailed review of the extent and source of the accounting error, and advised the Company’s Disclosure Committee, Audit Committee, independent registered public accountants and legal counsel of the matter.

Management discovered that the Company overstated interest expense as a result of mistakenly accruing additional interest related to the Santana Acquisition financing, as of June 30, 2006, which had been previously recorded during the quarter ended June 30, 2006. Management discovered this error during the financial closing process for the month ended July 31, 2006. Management determined that this error was the result of a material weakness in our internal control over financial reporting related to our financial closing process for the quarter ended June 30, 2006. Specifically, the Company’s controls intended to provide reasonable assurance that recorded interest expense was accurate did not operate effectively.  In order to remediate the material weakness management made certain improvements to its internal control over financial reporting during the fiscal quarter ended September 30, 2006 as described further below.

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

As described below, during the fiscal quarter ended September 30, 2006, we implemented the following measures to remediate the material weakness described above:

•                  We have made changes in assigned roles and responsibilities within the accounting department; and

•                  Added a Vice President and Corporate Controller who will provide greater review and oversight of the monthly financial closing process. He will also oversee the application of the changes made in roles and responsibilities.

In addition to the detection of the control deficiencies identified above in August 2006, and the remediation of such deficiencies in September 2006, the Company further made the following changes to its internal control over financial reporting that is reasonably likely to materially affect the Company’s internal control over financial reporting.

•                   During the quarter ended September 30, 2006, we implemented a new accounting software system.  This accounting system provides increased controls related to the financial closing process, by improving access security to accounting records and reports.

The changes in the fiscal quarter ended September 30, 2006 discussed above had a material affect or are reasonable likely to have a material affect on our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.                 Risk Factors

For the three and nine months ended September 30, 2006, there were no material changes from the risk factors discussed in the Company’s Registration Statement on Form S-4 (Amendment No. 1) for the year ended December 31, 2005. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 5.                          Other Information. N/A

Item 6.                        Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Operating Officer
32.3	Section 1350 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG International Inc.

Date: November 14, 2006	By:	/s/ James Keisling
James Keisling
Chief Executive Officer

	By:	/s/ John R. Loyack
John R. Loyack
President and Chief Operating Officer

	By:	/s/ Scott Harrison
Scott Harrison
Executive Vice President and Chief Financial Officer