Form 10-K
period 2006-12-31
CPG INTERNATIONAL INC.
filed 2007-03-29
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____

Commission File Number: 333-134089

CPG International Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2779385
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

801 Corey Street, Scranton, PA	18505
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 558-8000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of January 31, 2007 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

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

CPG INTERNATIONAL INC.
FORM 10-K
DECEMBER 31, 2006
TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward Looking Statements	4
PART I

Item 1 Business.	6

Item 1A Risk Factors.	14

Item 1B Staff Comments.	23

Item 2 Properties.	24

Item 3 Legal Proceedings.	24

Item 4 Submission of Matters to Vote of Security Holders.	24
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of
Equity Securities.	24

Item 6. Selected Financial Data.	24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item7A Quantitative and Qualitative Disclosures About Market Risk.	46

Item 8 Financial Statements and Supplementary Data.	47

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	47

Item 9A Controls and Procedures.	47

Item 9B Other Information.	47
PART III
Item 10 Directors, Executive Officers and Corporate Governance.	48

Item 11 Executive Compensation.	51

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.	60

Item 13 Certain Relationships and Related Transactions and Director Independence.	62

Item 14 Principal Accounting Fees.	64
PART IV
Item 15 Exhibits and Financial Statement Schedules.	65

Index to the Consolidated Financial Statements.	F-1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about (a) the terms of the Transaction , our acquisition of Santana Products (the “Santana Acquisition”) and our acquisition of Procell Decking Systems™ (the “Procell Acquisition”); (b) the markets in which we operate, including growth of our various markets and growth in the use of synthetic products; and (c) our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward-looking statements. The forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	risk that projections of increased market size do not materialize as expected;

•	increases in prices and lack of availability of resin and other raw materials and our ability to pass any increased costs on to our customers in a timely manner;

•	risks related to our dependence on the performance of our AZEK products;

•

general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business may deteriorate and have an adverse impact on our business strategy, including without limitation, factors relating to interest rates, gross domestic product levels and activity in the residential, commercial and institutional construction market;

•	changes in governmental laws and regulations, including environmental law, and regulations;

•	continued increased acceptance of synthetic products as an alternative to wood and metal products;

•	our ability to retain management;

•	our ability to meet future capital requirements;

•	our ability to protect our intellectual property rights;

•	downgrades in our credit ratings; and

•	other risks and uncertainties.

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

Item 1. Business.

Company Overview

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of applications. Since our inception in 1983, we have been able to identify and capitalize on conversion opportunities to replace traditional building materials with our low maintenance, long-life, high-value, synthetic building products. We have developed a number of branded products such as AZEK®, Comtec™, Capitol™, EverTuff®, TuffTec™, Hiny Hiders® and Celtec®, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. Today we rank among the largest manufacturers of highly engineered synthetic building and industrial replacement products in the United States. Additionally our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends, creating competitive advantages through product differentiation. We were formed as a Delaware corporation in 2005, and our predecessor company was formed as a Delaware limited liability company in 1983. We make available all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, free of charge through our web site at www.cpgint.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These reports are also available on the SEC’s web site at www.sec.gov.

We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, which produces exterior residential building products such as AZEK trimboards, millwork and mouldings, and decking systems (with the addition of Procell Decking Systems TM, or Procell Decking, on February 1, 2007), as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

•

Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana bathroom partitions and locker systems, as well as similarly manufactured and distributed non-fabricated special application industrial products, including Seaboard® and Flametec®.

For financial information regarding our segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as Note 2 “Segment Information” to our consolidated financial statements in this report.

AZEK Building Products

Our AZEK Building Products business unit, representing approximately 62%, 67% and 60% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively, manufactures our AZEK exterior trim, millwork, moulding products utilized in the residential building products sector, as well as Celtec and other branded products which are substitutes for wood and metal in a variety of industrial applications, including industrial tank linings, marine products, fire retardant products and commercial signage. Through our AZEK product line, we offer a variety of products for exterior housing applications such as trim, fascia, soffit, cornerboards, millwork, mouldings and window casements and many other residential home exterior products. AZEK is virtually identical to wood aesthetically, but provides functional advantages as it does not warp or rot, is impervious to water and insect infestation and, although it does not require painting, it holds paint longer in applications where the product is painted. All of our AZEK products are manufactured from comparable raw material ingredients, including polyvinyl chloride, or PVC, and are manufactured internally through similar processes, providing significant cost benefits through vertical integration. We sell our AZEK products through an expanding nationwide network of specialty building product distributors with over 65 locations who then sell to over 1,700 dealers including lumber yards, contractors and installers. In addition, we sell Celtec and other similarly manufactured products through a similar national distribution network. Due to our product quality, market leadership and national sales and distribution network, AZEK has developed significant brand awareness within the residential home exteriors market, making it the product of choice for consumers of synthetic home exterior products.

On January 31, 2007, we completed the acquisition of Procell Decking, referred to herein as the Procell Acquisition. Procell Decking leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serves as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core PVC technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. We combined the Procell Decking operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s brand, sales team, and two-step distribution footprint.

Scranton Products

Our Scranton Products business unit, representing approximately 38%, 33% and 40% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively, fabricates our Comtec and Santana synthetic bathroom partition and locker systems, and manufactures non-fabricated products, such as Seaboard and Flametec, that are utilized in various applications including semiconductors and marine construction, food preparation, playground equipment and other diverse applications. We have been able to successfully differentiate our product offering from our competitors through the introduction of proprietary products that are flame retardant, ultraviolet stable and highly resistant to abrasion or chemical corrosion. In addition, we believe we are the largest vertically integrated supplier of synthetic bathroom partition and locker systems, which we sell to schools, universities, parks, recreational facilities, stadium arenas, industrial plants, as well as various retail and commercial facilities. Our bathroom partition and locker alternatives, sold under our leading brands of Comtec, Capitol, EverTuff, Hiny Hiders and TuffTec, are impervious to rust, dents, and scratches; are longer lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed, unlike competing metal products. All of our products within this business unit are derived from comparable raw material ingredients, including either high density polyethylene, or HDPE, or polypropylene, or PP, and are manufactured internally through similar processes. This provides us with cost benefits compared to competitors who do not have our vertically integrated manufacturing capacity and therefore may have a less competitive cost position. We sell our bathroom partition and locker systems through both a direct and indirect sales force which covers over 1,500 local dealers across the United States, Canada and Latin America.

Our Competitive Strengths

We believe that our key competitive strengths are:

Leading Market Positions with Established Quality Brands.
•

AZEK Building Products. AZEK was awarded #1 for quality in Custom Home Magazine’s 2005 brand use study in the decorative mouldings, trim and columns category. Contractor perception of our AZEK products has been very favorable which has contributed to its increasing market penetration. According to a 2003 survey in Remodeling Magazine, 98% of remodelers who have used AZEK in the past would use it again. In addition, we have successfully branded many of our non-fabricated products, such as Celtec and Polycarve®.

•

Scranton Products. We believe we are the leading manufacturer of highly engineered synthetic bathroom and locker room products with our Comtec, Capitol, Hiny Hiders and EverTuff brands. With the support of our manufacturing and distribution capabilities, we believe we have established TuffTec as the market leading brand in the synthetic locker market. Each of these brands is well established and architects frequently request our fabricated products by name. In addition, we have successfully branded many of our non-fabricated products, such as Seaboard and Flametec.

Extensive and Growing Distribution Network. Our products are distributed through an extensive network consisting of manufacturers’ representatives, distributors and dealers. We utilize a two-step distribution system through which our AZEK products are first sold to exclusive distributors, who in turn sell them to dealers, such as lumber yards or retail outlets. Our internal AZEK sales force consists of seasoned marketing professionals, most of whom have been chosen for their experience in promoting other synthetic building products through two-step distribution channels. We choose distributors based on their ability to market and promote AZEK through their internal sales force and other industry contacts. Currently, our AZEK distributor network services dealers across the United States and Canada through over 65 locations. We have increased our AZEK dealer base from 150 dealers in 2001 to over 1,700 local stocking dealers as of December 31, 2006. No single dealer location accounts for more than 2% of AZEK sales. AZEK is the exclusive cellular PVC trim product carried by virtually all our dealers and has preferred vendor status at Stock Building Supply and 84 Lumber, two of the largest building materials suppliers focused on professional contractors in the United States.

Low-Cost Manufacturer. Through over 23 years of developing highly engineered fabricated products based on our manufacturing and fabrication expertise, we have positioned our company as a low-cost vertically integrated manufacturer. Our competitive advantages include the proprietary resin blends and equipment customization techniques we have developed over many years. We believe our manufacturing expertise also allows us to obtain a much higher throughput, and consequently lower unit production costs, from our manufacturing process than most of our competitors. In addition, we have significant scale in purchasing resin that places us in a better cost position relative to many of our competitors. The combination of our market-leading size, vertically integrated business model and the cost savings associated with our high throughput operations provides us with significant cost and competitive advantages.

Experienced and Incentivized Management Team. We are led by an experienced and committed senior management team with an average of approximately 18 years of relevant industry experience. Our management team has successfully guided us through historically high resin prices in 2005 and 2006, as well as a difficult housing market in 2006. In connection with the Transaction, members of our management team rolled over approximately $16.0 million of existing equity interests of our company, representing approximately 10% of our total equity.

Business Strategy

The key elements of our business strategy are:

Drive Our Product Mix Toward High Value-Added End Use Building Products. We are focused on creating the leading brands of innovative building products targeted at the residential and commercial building product markets. We believe that targeting our product offering on the final end user adds substantial value to our business because it allows us to take advantage of our brands, well developed sales networks and our position as a fully integrated, low cost manufacturer of the products we sell.

•

AZEK Building Products. Within AZEK Building Products, we are creating the premium brand of exterior, low maintenance, residential building products for a wide range of home exterior applications. We began this with the introduction of AZEK Trimboards six years ago and have continued to expand the product offering through new product development. AZEK has expanded from trimboards, to millwork, to mouldings and, with the completion of the Procell Acquisition, decking systems. We are committed to continue to grow the AZEK Building Products offering of home exterior products over time and we believe the scale achieved in raw materials, manufacturing and the sales channel by these production introduction will increase sales and profitability over time.

•

Scranton Products. Within Scranton Products, we are focused on expanding our bathroom and locker systems business marketed through our Comtec and Capitol brands. In April 2006, we added the Santana brand to Scranton Products to expand our presence in the bathroom and locker room products market. Our low maintenance, long life product offering focused on the commercial building market represents another opportunity to grow our end use building product offering in a differentiated market. We benefit from being able to take advantage of our brands, well developed sales networks and our position as a fully integrated, low cost manufacturer of the products we sell. We plan to continue to leverage these strengths by growing our product offering and expanding into new markets with the goal of increasing sales and profitability over time.

Investment in and expansion of our residential home exteriors business through AZEK Building Products and our bathroom and locker room business within Scranton Products is the key element in our ability to continue to grow our business profitably over time.

Continue to Develop Brands and Innovative Products. We continuously seek opportunities to leverage our core capabilities in the highly-engineered replacement products business to expand into adjacent end markets. Our value-added branded products, such as AZEK and TuffTec, were internally developed and now account for more than 77% of our net sales for the year ended December 31, 2006. We have also acquired families of branded products such as Procell Decking, Hiny Hiders and Capitol to supplement internal growth. We believe that branded, end use products offer more stability in terms of pricing in the market and generate higher gross margins. In order to build upon our brand identity to further differentiate ourselves from our competitors and grow our leading market share in our markets, we seek to introduce new products, acquire well positioned brands and enhance our existing products through research and development activities. Examples of new branded products include our line of moulding products to complement our existing AZEK trim products, as well as our introduction of a new color palette and unique product extensions such as granite, marble, speckled and slip-resistant surfaces with respect to our bathroom partition systems. In addition, we endeavor to utilize existing products and know-how for new applications. For example, the development of our synthetic locker systems was an extension of our partition systems and demonstrates our innovative product development strategy.

Capitalize on Material Conversion Opportunity. Across all of our target markets, we are focused on capitalizing on the economic and functional advantages of our products relative to competing wood and metal products. While our AZEK and Comtec products’ initial price points can be more expensive than traditional wood, fiber or metal products on an installed cost basis, they offer customers a very attractive lifetime value relative to competing wood and metal products, driven by minimal maintenance requirements, simpler installation and longer product life. Benefits of our highly-engineered synthetic products include lower life cycle cost; ease of fabrication; low moisture absorption; superior corrosion resistance, even compared to stainless steel; high strength-to-weight ratios; low maintenance; and improved cosmetic characteristics. We have been leading this conversion in our target markets, such as synthetic trim, bathroom products, lockers and a diverse array of other markets, including marine, signage, semiconductor, industrial and recreational markets. We intend to seek additional growth in our net sales and profitability from material conversion given our products’ excellent relative aesthetics, performance characteristics and lower lifetime costs as compared to traditional wood and metal products.

Continue to Build Market Share of Our Branded Products. We have successfully created meaningful brand recognition and customer loyalty with respect to our brands such as AZEK, Comtec, Capitol, EverTuff, TuffTec, Hiny Hiders, Procell Decking and Celtec, and are focused on further expanding our sales of these and other branded products. We believe our branded products are market leaders in their respective market segments. We have invested heavily in a national advertising and marketing campaign focused on the end consumer to accelerate the conversion from wood to synthetic home exterior products and to promote the AZEK brand. We believe sales of AZEK should continue to grow, as the exterior trim markets are still in the early stage of material conversion process. In our synthetic bathroom and locker systems business, we seek to increase sales to national accounts and continue to increase our market share at the expense of metal competitors and other synthetic fabricators that are not vertically integrated and have a higher manufacturing cost position. Sales growth of our synthetic lockers was strong in 2006 and 2005, and we believe these lockers possess continued growth opportunities associated with increased market penetration and material conversion. We are focused on maintaining our market leading positions while simultaneously seeking additional growth from material conversion through further education of architects, builders, distributors, dealers and other consumers regarding the respective advantages of our products over competing wood, fiber and metal products.

Leverage Our Manufacturing Excellence. With over 23 years of experience in developing highly engineered synthetic products, we have gained significant internal manufacturing expertise and technical knowledge, and are focused on remaining a leader in plastic extrusion and fabrication. Our products are manufactured using internally developed resin mixes that are the product of years of research, development and experience in field application. We spent over 10 years developing AZEK and, as a result, we believe that AZEK’s highly engineered manufacturing technology would be difficult to replicate. We perform significant customization on each machine following manufacturer installation. We maintain a dedicated on-site laboratory with fully functioning mixing, heating, and extrusion capabilities, and we use this facility to continue our product innovation and experiment with new processes. To ensure our ongoing product quality and manufacturing leadership, we are committed to our continuous process improvement and employee empowerment model based upon LEAN manufacturing principles. We are also focused on improving our leading manufacturing technology to increase capacity and productivity, which would in turn lead to increased volume and profitability.

Our Products

AZEK Building Products

Residential Building Products. As the market leader in synthetic exterior trim and millwork products, we offer a variety of wood replacement products under the AZEK brand for numerous residential exterior applications which include:

•

AZEK Trimboard—AZEK Trimboard has a smooth surface or a reversible textured surface designed to replicate wood grain. It is intended for trim, fascia, soffits, and window and door surrounds, and its key features include its premium lengths, the fact that it can be easily heated and shaped.

•

AZEK Sheet—AZEK Sheet is available in sizes from 4’x 8’ to 4’x 20’ in a variety of thicknesses and is intended for pop-out bay windows, raised panels and dormers and is easily used for applications over 12’ wide.

•

AZEK Millwork—AZEK Millwork is exterior moulding in a variety of classic styles and lengths which is used on a new line of exterior moulding in brick mold, crown mold, and drip cap styles. AZEK Cornerboard is a pre-formed trim for residential exterior corner applications used on exterior corner trim and column wraps. AZEK Beadboard is a reversible edge center bead and v-groove designed for exterior ceilings or soffits and is intended for porch ceilings, soffits and wainscoting.

•

AZEK Adhesive—AZEK Adhesive is a water-soluble, low-toxicity, virtually odorless and ultraviolet stable cellular PVC cement for use on AZEK-to-AZEK bonds including long fascia runs and window surrounds.

AZEK’s manufacturing process creates a superior home exterior product that possesses the following advantages over alternative materials:

Low Maintenance/Long-Life. The superior strength of its synthetic composition gives AZEK a longer lifetime and a greater ability to withstand wear and tear than competing wood products. AZEK is designed for outdoor applications, as it is impervious to termites and other insects and is not susceptible to water or moisture damage. AZEK will also not rot, cup, split, twist or warp, and is covered by a 25-year warranty.

Uniformity. We believe that the quality of our AZEK products is superior to that of natural wood and other synthetic products. AZEK products are manufactured to the highest degree of consistency with uniform thickness, premium lengths, and square edges on all four sides. AZEK has a uniform density comparable to pine without the knots, grain, cracks, and voids typically found in wood products, maximizing the amount of AZEK that can be used.

Workability. AZEK offers similar workability characteristics to wood and has clear advantages over competing synthetic materials. AZEK products can be easily nailed, screwed, drilled and stapled without splitting or creating unsightly “mushrooms.” AZEK also offers a proprietary water-based cement that, when gluing two pieces of AZEK together, forms a molecular bond that is stronger than the mechanical bond formed between wood and glue. In addition to its simple installation, AZEK can also be easily manipulated for more complex applications. AZEK products can be shaped, routed, and mitered using standard woodworking tools and thermoforming techniques.

Aesthetics. AZEK looks and feels like traditional wood, adding significant value and beauty, but lasts longer than traditional wood trim and is virtually maintenance free. AZEK products can be painted to match any exterior, cut to create a myriad of trim shapes and easily molded to fit any window or door.

As of February 1, 2007, AZEK began to offer Procell Decking Systems, a PVC decking product. Procell offers superior performance attributes for long-life, low maintenance decking. Procell is in the early stages of a material conversion process from wood and other synthetic materials. We combined the Procell Decking operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s brand, sales team, and two-step distribution footprint.

Industrial Building Products. We manufacture Celtec and other branded products (such as Polycarve, Ultra White and Vintec) which can be substitutes for wood and metal in a variety of industrial applications, including industrial tank linings, marine products, fire retardant products and commercial signage. Our branded Celtec products are gaining acceptance in marine and commercial markets (Celtec 550) and industrial markets (Celtec 700). Celtec products offer advantages over competing products, with high structural strength, superior workability and light weight. Celtec 550 is designed to replace wood in non-stress bearing, non-building applications. Celtec 700 is designed for industrial and commercial signage. These products are tough, high strength and lightweight, and can be ordered in a wide range of sizes, thicknesses and colors. We also manufacture industrial corrosion resistant products which are suited for applications where maximum chemical resistance, prevention of ultraviolet degradation or tolerance to high temperature environments is necessary.

Scranton Products

Commercial Building Products. We fabricate bathroom partitions, shower compartments and lockers from highly engineered synthetic sheet manufactured internally, and sell these products under our Comtec, Capitol, EverTuff, Hiny Hiders and TuffTec brands. Unlike competing metal products, our synthetic alternatives are impervious to rust, dents, and scratches; are longer-lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed. As compared to metal alternatives, our partitions and locker products sell at premium prices but deliver significantly reduced lifecycle costs through increased durability and lower maintenance expenses.

Our bathroom products include custom built toilet partitions, doors, privacy screens, hardware accessories, shower cubicles, and vanities manufactured in an array of designs and color choices. They are available in wall-mounted, floor-mounted, floor-to-ceiling, and ceiling-hung models and they are also manufactured with a variety of hinges and hardware accessories. Their key features and benefits are that they are manufactured from one inch thick highly-engineered synthetic materials and resist moisture, stains, odors, mildew, scratches, corrosion and delamination. The primary end markets for our bathroom partition products include schools, parks, stadiums, factories, hospitals, transportation terminals, retail locations, and fitness centers.

Our synthetic locker systems are equipped with several different locking mechanisms and are available in a variety of sizes, colors and designs. They are impervious to rust, dents, scratches and graffiti and require minimal maintenance. Also, the lockers are ideal for high traffic and sanitary environments and they are easily steam cleaned to eliminate bacteria. The primary end markets for these products include schools, amusement parks, factories and fitness centers.

Industrial Building Products. We manufacture highly engineered non-fabricated products for use in a wide variety of applications including semiconductors and marine construction, food preparation, machine housing, playground equipment and other diverse applications.

Our industrial product offering is comprised of the following products:

•

Protec CP—Protec CP is formulated to provide high levels of impact resistance as well as corrosion resistance against a broad group of reagents. It is used for metal plating barrels, scrubbers, acid tank linings, tank covers, fume hoods and ducts, laboratory sinks, orthopedic appliances, etching machines, etching rinse tubes, machined parts, battery cases, scrub stations and food preparation.

11

•	Sanatec—Sanatec is formulated for the manufacture of quality food grade equipment parts.
•

HiTec—HiTec is a high impact product suited for the manufacture of chemical resistance products and products that come in direct contact with foodstuffs. It is used for business machine parts, guides and wear plates, cams, washers, shims, packing rings in chemical applications, low speed bearings, laboratory vessels, rotors and blades, roll stand bearings, nuclear storage containers, skids and deflector plates, tank, chute and bin linings.

We also provide applications to marine construction through Seaboard, which is UV stable, scratch resistant, and has excellent impact and stiffness. We also support semiconductors through our Flametec product, which is in the family of flame retardant sheet formulations that meet the guidelines for clean room materials. Finally, we offer Playboard® Modular Playground Systems, which consists of 2-color Polycarve and Grip X® slip resistant materials utilized in flanges, flat roofs, steps, platforms, climbing walls, spring toys, park furnishings and signs.

Operations and Manufacturing Process

Our various products are manufactured through a highly technical, precision manufacturing process in which a number of variable elements must be managed in parallel in order for the product to be produced to specifications and perform to expectations. During the manufacturing process, our proprietary products are blended, heated, and then processed through an extrusion device. For our end use building products, further steps are taken to fabricate and assemble our products through internally designed, proprietary processes. Developing the correct mixture of raw materials and blends, as well as the proper speed and calibrations, is highly technical, and we have developed significant internal expertise in this process through our 23 years of experience. Each of our machines is customized according to internal proprietary specifications by our technicians in order to establish the correct mixing, speed and extrusion processes.

Sales and Marketing

We have carefully balanced the build-out of our AZEK sales and marketing, distribution and manufacturing infrastructure in a manner that enables us to meet demand and control quality. Our AZEK sales organization consisted of 50 sales representatives as of December 31, 2006, organized by geographic region. The sales force focuses on actively promoting product awareness and educating the distributor and dealer base on the attractive relative product characteristics of synthetic exterior trim and millwork. Our AZEK sales and marketing team gave presentations emphasizing the unique properties and design possibilities with AZEK to over 16,000 architects since 2004, and was recognized by the American Institute of Architects as an approved continuing education provider.

We have a comprehensive marketing campaign in support of AZEK, targeted towards its growing dealer base as well as the architect, custom builder, remodeler, installer and consumer demand base. Our goal is to raise the visibility of exterior trim on the home and educate the decision makers in the channel on the benefits of our synthetic product versus competing products in order to stimulate end market demand.

We seek to leverage our Comtec/Santana sales force, market leading position, promotional materials and proprietary products to develop close relationships with architects. We employ a general manager and two regional sales managers, who cover approximately 25 regional manufacturers’ sales representative organizations that provide nationwide coverage to over 1,500 local dealers. Our Comtec Santana sales agents call on architects in order to influence project specifications in traditional institutional markets, such as schools, universities, and stadium arenas, as well as targeted new markets, such as retail stores, industrial facilities and food processing plants. We have initiated a targeted marketing effort with the goal of having our Comtec and Santana products specified by name by national accounts and large school districts.

While we distribute our industrial building products primarily through distributors, we have eight manufacturers’ sales representatives with joint product responsibility across our product lines.

Distribution

Our products are distributed throughout an extensive network consisting of manufacturing representatives, distributors and dealers. We market our products to a diverse group of end markets, including residential, commercial and industrial construction, semiconductor, marine, industrial and other markets. Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year ended December 31, 2006, and our largest distributors, Parksite Plunkett Webster, or PPW, through eight branches, and U.S. Lumber, through eight branches, each accounted for more than 10% of net sales for the year ended December 31, 2006, and collectively accounted for approximately 33% of net sales for the year ended December 31, 2006.

Through a two-step distribution system, we sell our AZEK products exclusively through an expanding nationwide network of specialty building product distributors with multiple locations (each independently representing the AZEK product) who in turn sell to lumber yards, contractors and installers. Our 16 AZEK distributors are equipped to service every region of the United States and Canada in over 65 locations. We believe that AZEK has also developed the largest and most extensively trained stocking dealer network of any non-wood trim manufacturer in the industry. We have steadily grown our AZEK dealer base from 150 dealers in 2001 to over 1,700 as of December 31, 2006. We combined the Procell Decking operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s two-step distribution system.

Our bathroom partition and locker systems are sold through a national distribution network that covers over 1,500 local dealers. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify building products by name and material in their designs, leaving dealers and installers less flexibility in choosing manufacturers, and enabling us to service the resulting demand through local dealer networks.

We primarily sell our non-fabricated products to over 400 regional distributors, who in turn sell direct to original equipment manufacturers, or OEMs. We are typically the sole source supplier for our OEM relationships due to the breadth of our non-fabricated product offering.

Raw Materials and Suppliers

Our most significant raw materials are PP, HDPE and PVC dry petrochemical resin. These resins accounted for more than half of our cost of goods sold for fiscal year 2006 and 2005. We purchase our raw materials directly from major petrochemical suppliers. Resin purchases are based primarily on price, and we are typically awarded a significant customer rebate by each supplier due to purchasing scale. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months. Historically, we have not bought resin from a sole source and we believe our raw materials are available from alternative sources on similar terms. Over the past four years, PVC resin prices had more than doubled, primarily due to the increased cost of oil and natural gas, and as a result of the storm activity in August and September of 2005, increases in natural gas and crude oil prices and demand in the broader economy, resin prices increased to an all time high level. These significantly higher resin costs have impacted our profitability throughout 2006 and 2005, resulting in lower gross margins in fiscal year 2006 and 2005 compared to fiscal year 2004. See “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Our products also compete with the wood, metal and other traditional products that our synthetic products are designed to replace. For example, AZEK competes primarily with wood, aluminum, engineered wood and other synthetic building materials, such as celuka-processed products. In the synthetic trim market, there are few other competitors of scale. The bathroom products market is highly fragmented and consists of manufacturers typically producing products in several different materials and price ranges. The decking market in which Procell Decking operates is similarly competitive with numerous competitors who are significantly larger, manufacturing both wood and synthetic decking. Metal currently represents more than a majority of the overall bathroom products market. With respect to our other non-fabricated products, the market is highly fragmented, with manufacturers generally focused on a few core materials that are sold directly into end market applications. Our competitors for other non-fabricated products include other national and regional manufacturers. See “Risk Factors—Risks Related to Our Business—We face competition in each of our businesses and our customers may not continue to purchase our products.”

Intellectual Property

We rely on a combination of trademarks, trade secrets, unpatented know-how, patents, licenses, and other intellectual property rights and protective measures to protect our proprietary rights. We own approximately 22 U.S. trademark registrations, two trademark applications and eight U.S. patents. We employ various methods, including confidentiality and non-disclosure agreements with third parties and employees who have access to our trade secrets, to protect our trade secrets and know-how.

Although we use a variety of intellectual property in the development and manufacturing of our various products, we believe that none of that intellectual property is individually critical to our current operations. Taken as a whole, however, we believe our intellectual property rights are significant. For a discussion of the risks related to our intellectual property rights, please see “Risk Factors—Risks Related to Our Business—Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.”

Seasonality

Our sales have historically been moderately seasonal and have been strongest in the first and third quarters of the calendar year. We typically experience increased sales of AZEK products in the first quarter of the year as a result of our “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We have generally experienced decreased sales in the fourth quarter due to adverse weather conditions in certain markets during the winter season. In addition, we have experienced increased sales of our bathroom partition products during the summer months during which schools are typically closed. We expect these cycles to moderate as AZEK sales growth continues to consistently grow throughout the calendar year.

Employees

As of January 8, 2007, all of our workforce was non-union and totaled 468 employees, comprised of 306 production employees and 162 office employees. On February 1, 2007, we completed the acquisition of Procell Decking. With the acquisition of Procell Decking, we added an additional 60 employees to our workforce. We are not a party to any collective bargaining agreements. We believe our relationship with our employees is good.

Environmental

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows. We believe we are compliant with all environmental laws and regulations in all material respects and possess all necessary permits to operate our manufacturing and other facilities. We believe our cost of compliance with environmental laws and regulations was minimal in 2006.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our consolidated financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows. Information contained in this section may be considered forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” contained elsewhere in this report for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business

Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials.

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our total cost of goods sold for the years ended December 31, 2006 and 2005. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

The capacity, supply and demand for resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. During August and September 2005, the entire petrochemical resin industry was affected by Hurricanes Katrina and Rita, causing lost production, supply delays and shortages in raw materials. In early October 2005, the resin industry was once again affected by the explosion of the Formosa Plastics plant, which is a supplier to the resin industry. These events led to a significant shortage in supply. Throughout the course of these events we were able to maintain necessary raw material supplies. However, in the event of another industry-wide general shortage of resins we use, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We purchase our raw materials directly from major petrochemical and chemical suppliers. We have long-standing relationships as well as guaranteed supply with some of these suppliers but we have no fixed-price contracts with any of our resin vendors. Resin purchases are made in accordance with our manufacturing specifications, and are based primarily on price. We are typically awarded a significant customer rebate by each supplier due to purchasing scale; however there is no assurance whether such rebates will continue beyond the current calendar year. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. Even if we are able to pass these price increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that all of the increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and cash flow. Moreover, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices had more than doubled, and as a result of the storm activity discussed above, increases in natural gas and crude oil prices and demand in the broader economy, resin prices increased to an all time high level. Our annual average cost of resin increased by approximately 5.6% from the year ended December 31, 2005 to December 31, 2006.

Our continued success is dependent on the performance of our AZEK products, which represent a significant portion of our net sales.

In 2006 and 2005, AZEK products accounted for a majority of our net sales, and net sales of our AZEK products have increased at an approximately 58% compound annual growth rate over the past five years. Therefore, our future prospects are largely dependent on the continued success of our AZEK products, which have been on the market for only eight years. If we should experience any problems, real or perceived, with product quality, relative value and use as compared to competitive materials, distribution, delivery or consumer acceptance of AZEK as a substitute for wood in the trim and millwork segment, our sales and profitability could materially decline. In particular, the success of AZEK depends on our customers continuing to be willing to pay more for AZEK on the basis of relative value and use as compared to wood and other products that AZEK is intended to replace. In addition, we are subject to the risk that third parties develop new products that compete favorably with AZEK on a price-to-value relationship.

We have recently experienced economic factors that have affected our growth in the residential building market. In the third and fourth quarters of 2006, demand for our products with our distributors and dealers declined as they maintained lower levels of inventory due to recent declines in demand in the residential building market. As a result, we experienced declining sales volume of AZEK in this period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face competition in each of our businesses and our customers may not continue to purchase our products.

We face competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Our products also compete with the wood and metal products that our synthetic products are designed to replace. For example, AZEK competes primarily with wood, aluminum, engineered wood and other synthetic building materials, such as celuka-processed products. The bathroom partition market is highly fragmented and consists of manufacturers typically producing partitions in several different materials and price ranges. The decking market in which Procell operates is similarly competitive with numerous competitors who are significantly larger, manufacturing both wood and synthetic decking. Metal is currently the most used material in the bathroom products market. With respect to our other basic non-fabricated products, the market is highly fragmented, with manufacturers generally focused on a few core materials including dry petrochemical resins and other key materials, that are sold directly into end market applications. Our competitors for other non-fabricated products include national and regional manufacturers.

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

Some of our products experience seasonality.

We typically experience moderately increased sales of AZEK products in the first quarter of the year during which we conduct an “early buy” sales program that encourages dealers to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 9%. We also have experienced decreased sales during the fourth quarter due to adverse weather conditions in certain markets during the winter season. Although trim can be installed year-round, unusually adverse weather conditions can adversely impact the timing of the sales of certain of our products, causing reduced profitability when such conditions exist. In addition, we have experienced increased sales of our synthetic bathroom partition products during the summer months during which schools are typically closed.

If we are unable to meet future capital requirements, our business may be adversely affected.

We have made significant capital expenditures in our businesses in recent years to expand our facilities and enhance our production processes. We spent approximately $7.3 million, $21.8 million and $17.0 million in capital expenditures in fiscal years 2004, 2005 and 2006. We estimate that capital expenditures for 2007 will be $14.0 to $19.0 million. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

Our business could be materially hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. Sales in the residential, commercial and institutional construction markets correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability. For example, in the third and fourth quarter of 2006, the residential housing market experienced a sudden slowdown in activity. Distributors responded by reducing inventory levels, which had a negative impact on AZEK sales.

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

Our bathroom partition and locker systems are sold primarily in the institutional segment, which includes schools, government and municipal buildings and facilities, parks, military bases and hospitals. The demand for these products, whether in connection with replacement orders or new construction, is impacted by the economy, and in particular gross domestic product levels. As a result of institutional budgeting, we may experience a decrease in sales up to a year or more after a decline in gross domestic product levels. Decline in demand in the institutional building market can be attributed to increased energy, pension and healthcare costs that may reduce amounts available for school construction costs. Furthermore, sales to schools may be impacted by lower than anticipated tax revenues collected by state and local municipalities.

Our business is subject to risks associated with manufacturing processes.

We internally manufacture our own products at our production facilities. Our manufacturing facilities are in the Scranton, Pennsylvania area, where we produce all of our products, other than Procell Decking products, which are internally manufactured at a production facility located in Foley, Alabama. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

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

Our sales, cash flows from operations and results of operations may decrease if our relations with our key distributors decline.

Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year end December 31, 2006. Our largest distributor, Parksite Plunkett Webster, or PPW, through eight branches and U.S. Lumber, through eight branches, each accounted for more than 10% of net sales for the year ended December 31, 2006, and collectively accounted for approximately 33% of net sales for the year ended December 31, 2006. We expect our relationship with PPW, US Lumber and our other key distributors to continue; however the loss of or a significant adverse change in our relationships with PPW, US Lumber, or any other significant distributor could temporarily disrupt our net sales. Our operations depend upon our ability to maintain our relations with our network of distributors and dealers. If our key distributors and dealers are unwilling to continue to sell our products, if we do not provide product offerings and price points that meet the needs of our key distributors and dealers, or if our key distributors and dealers merge with or are purchased by a competitor, we could experience a decline in sales. The loss of, or a reduction in orders from, any significant distributor or dealer, losses arising from disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any significant distributor or dealer could cause a decrease in our net income and our cash flow. If we are unable to replace such distributors or dealers, or otherwise replace the resulting loss of sales, our business and results of operations could be materially adversely affected.

Acquisitions we may pursue in the future may be unsuccessful.

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

We provide our customers with a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec warranty guarantees products against breakage, corrosion and delamination. AZEK products are warrantied against manufacturing defects that could cause the product to rot, corrode, delaminate, or excessively swell from moisture. If any of our products fails to comply with its warranty, we may be obligated, at our expense, to correct any defect by replacing such defective product. Although historically total warranty costs have been immaterial, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately predict the level of future warranty claims. In particular, AZEK has been on the market for only eight years, so we cannot completely ascertain the costs for 25 years. Although we have never experienced any material losses attributable to warranty claims, an increase in the rate of warranty claims or the occurrence of unexpected warranty claims could be expensive and could damage our reputation and brand equity, which could materially and adversely affect our business.

In addition, Procell Decking provides customers with a lifetime limited warranty on its decking products, which have been on the market for only four years. The Procell Decking warranty guarantees products against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The lifetime limited warranty is only valid on single-family, residential applications. The warranty period for all other entities, such as commercial use, is twenty years. If any of the Procell Decking products fail to comply with their warranty, we shall be subject to the same risks as discussed above.

Our business operations could be significantly disrupted if members of our management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management. Our senior operating management members average approximately 18 years of relevant industry experience and have extensive engineering, manufacturing and finance backgrounds. We believe that the depth of our management team is instrumental to our continued success. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

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

There is no assurance that these protections are adequate to prevent competitors from copying, imitating or reverse engineering our products, or from developing and marketing products that are substantially equivalent to or superior to our own. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. Due to the nature of our products and technology, it is difficult for us to monitor unauthorized uses of our products and technology. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products, including our AZEK products, in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on our goodwill in the marketplace since it would damage the reputation of synthetic products generally, whether or not it violates our intellectual property rights.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. For example, during the quarter ended September 30, 2006, we began the implementation of a new accounting software system. This accounting system provides increased controls related to the financial closing process, by improving access security to accounting records and reports. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, our financial statements may not accurately reflect our financial condition.

Risks Related Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $258.3 million, excluding up to an additional $29.2 million that was available for borrowing under our senior secured revolving credit facility. In addition, on January 31, 2007, we incurred an additional $33.0 million of indebtedness in connection with the Procell Acquisition.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Each 0.125% increase or decrease in the applicable interest rates on our outstanding floating rate notes would correspondingly change our interest expense by approximately $0.1 million per year.

The indenture governing our outstanding notes and our senior secured revolving credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our senior secured revolving credit facility matures in 2011. As a result, we may be required to refinance any outstanding amounts under that facility prior to the maturity of the notes. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we are unable to refinance our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility and our notes, on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition and on our ability to pay principal and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured revolving credit facility could elect to declare all amounts outstanding under the senior secured revolving credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under our senior secured revolving credit facility. In addition, if such a default were to occur, our notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders.

The indenture governing our outstanding notes and our senior secured revolving credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture governing our outstanding notes and our senior secured revolving credit facility contain customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:

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

The restrictions in the indenture governing our notes and our senior secured revolving credit facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

The breach of any of these covenants and restrictions could result in a default under the indenture governing our notes or under our senior secured revolving credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior secured revolving credit facility, could proceed against the collateral securing the debt. Because the indenture governing our notes and the agreements governing our senior secured revolving credit facility have customary cross-default provisions, if the indebtedness under our notes or under our senior secured revolving credit facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.

Item 1B. Staff Comments.

Not applicable.

Item 2. Properties.

On our main property in the Scranton, Pennsylvania area, we operate five facilities that are organized by material type for manufacturing purposes. We operate two additional facilities in Scranton, Pennsylvania: (i) Winfield Avenue, which is utilized for cutting, fabricating and shipping bathroom partition and locker systems and (ii) Keyser Avenue, for PVC manufacturing and fabricating to support the growth of our AZEK products. Our administrative offices are located in Moosic, Pennsylvania within two miles of our manufacturing facilities. The chart below summarizes our facilities.

Facility(1)	Square Feet	Ownership	Use

HQ Building #5	343,000	Owned	Office and Extrusion Facility
Scranton / Keyser Avenue	308,000	Leased	Dry Blend, Extrusion and Fabrication
Scranton / Winfield Avenue	224,214	Owned	Office and Fabrication
HQ Building #1	153,330	Owned	Pressing and Storage Facility
HQ Building #2	67,500	Owned	Extrusion Facility
HQ Building #3	67,500	Owned	Extrusion Facility
HQ Building #4	16,050	Owned	Dry Blend and Lab Facility
Administrative Offices	22,000	Leased	Administrative Services
Foley, Alabama(1)	109,500	Leased	Office and Extrusion Facility

______________________

(1)Acquired in conjunction with the Procell Acquisition.

Item 3. Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. On March 19, 2007, the Mills Company filed a complaint against us and our subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. We have not yet been served in this matter. We have previously held discussions with Mills regarding its allegations of patent infringement and we are continuing to evaluate these allegations. We cannot yet assess any potential exposure related to this matter, however we plan to defend against this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for the Company’s Common Shares.

As of December 31, 2006 all of the Company’s issued and outstanding shares of common stock are held by CPG International Holdings LP, its direct parent company.

Item 6. Selected Financial Data.

The following table sets forth certain historical financial and other data as of December 31, 2002, 2003, 2004, 2005 and 2006, for the years ended December 31, 2002, 2003 and 2004, for the periods January 1, 2005 to May 10, 2005 and May 11, 2005 to December 31, 2005 and for the year ended December 31, 2006. The audited consolidated financial statements as of December 31, 2005 and 2006, for the year ended December 31, 2004 and for each of the two periods in the year ended December 31, 2005, and for the year ended December 31, 2006, are included elsewhere in this report. The selected historical financial data presented below as of and for the years ended December 31, 2002, 2003 and 2004 and for the period from January 1, 2005 to May 10, 2005 have been derived from the Predecessor’s audited consolidated financial statements. The selected historical financial data presented below as of December 31, 2005and 2006, for the period from May 11, 2005 to December 31, 2005 and the year ended December 31, 2006 have been derived from the Successor’s audited consolidated financial statements. You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.

		Combined
		Predecessor
		and
	Successor	Successor (1)	Successor	Predecessor
			Period	Period
	Year	Year	May 11,	January 1,	Year	Year	Year
	Ended	Ended	2005 to	2005 to	Ended	Ended	Ended
	December 31,	December 31,	December 31,	May 10,	December 31,	December 31,	December 31,
(Dollars in thousands)	2006	2005	2005	2005	2004	2003	2002

Statement of Operations
Net sales	$261,790	$222,603	$140,672	$81,931	$171,060	$136,284	$114,330
Cost of sales	(193,417)	(171,930)	(113,076)	(58,854)	(121,121)	(97,240)	(78,561)
Gross margin	68,373	50,673	27,596	23,077	49,939	39,044	35,769
Selling general and administrative (2)	(40,249)	(40,775)	(18,870)	(21,905)	(20,451)	(17,111)	(13,451)
Operating income	28,124	9,898	8,726	1,172	29,488	21,933	22,318
Interest expense, net	(28,685)	(23,035)	(21,175)	(1,860)	(14,082)	(10,119)	(9,181)
Miscellaneous, net	306	(226)	158	(384)	(266)	(5)	(454)
(Loss) income before income taxes	(255)	(13,363)	(12,291)	(1,072)	15,140	11,809	12,683
Income tax benefit (expense)	(230)	1,622	4,682	(3,060)	(5,870)	(4,531)	(4,609)
Net income (loss)	$(485)	$(11,741)	$(7,609)	$(4,132)	$9,270	$7,278	$8,074
Other Data
Volume sold (000’s lbs)	186,695	180,260	110,600	69,660	147,869	114,341	94,746
Capital expenditures	$16,995	$21,784	$17,295	$4,489	$7,299	$7,402	$8,420
Balance Sheet Data
(at end of period)
Cash	$2,173	$14,785	$14,785		$2,697	$4,549	$1,880
Working capital (3)	$33,620	$32,822	$32,822		$50,360	$33,131	$33,550
Total assets	$507,796	$464,918	$464,918		$200,537	$185,171	$162,281
Total debt	$258,297	$216,602	$216,602		$143,917	$92,637	$98,638
Total shareholder’s equity	$156,972	$157,457	$157,457		$30,557	$72,786	$57,049

____________________

(1)

Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period beginning after May 10, 2005 through December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

(2)

We incurred a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction. This amount was included in selling, general and administrative expenses for the period from January 1, 2005 to May 10, 2005, and was funded by the seller, Compression Polymers Holding LLC, our Predecessor, from the purchase price of the Transaction. As such, there was no cash impact on the financial statements of the Successor related to this compensation charge.

(3)	Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and accompanying notes of CPG International Inc. (Successor), and Compression Polymers Holdings LLC, (Predecessor), included elsewhere in Item 15 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Successor for periods beginning after May 10, 2005 and the Predecessor for periods ending on or prior to May 10, 2005.

OVERVIEW

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of construction applications. Since our inception in 1983, we have been a technology leader, and today we rank among the largest manufacturers of highly engineered synthetic building and industrial replacement products in the United States. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, which produces exterior residential building products such as AZEK trimboards, millwork and mouldings, and decking systems (with the addition of Procell Decking on February 1, 2007), as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

•

Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana bathroom partitions and locker systems, as well as similarly manufactured and distributed non-fabricated special application industrial products, including Seaboard® and Flametec®.

OUR BUSINESS

Over 96% and 97% of our sales in 2006 and 2005, respectively, were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our volume growth has been the result of penetrating the building and industrial end markets that create value-added substitution opportunities from more traditional wood, fiber and steel products. We believe many of our products are still in the early stages of the material conversion opportunity. As a result, we believe our growth should be less sensitive to the growth rate of our various end markets. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the seven years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2006 and 2005, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of December 31, 2006, our distributors were selling our products to over 1,700 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%. Our goal is to maintain capacity ahead of demand so that we are able to continue to provide all orders in full and on time. In 2005, we began developing a new 308,000 square foot facility for our AZEK Building Products division. Our continued construction includes expanding the facility to continue to support the growth of our AZEK and Celtec products.

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

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in 2006. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Our annual average cost of resin increased by approximately 5.6% from the year ended December 31, 2005 to December 31, 2006. We have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that continued to mitigate rising resin prices. These pricing actions included the implementation of a 9% surcharge in AZEK products, a 24% price increase in Comtec partition products and a 5% price increase in Comtec locker products, as well as price increases in our non-fabricated products. Because order back logs are not repriced in our Comtec bathroom partition and locker products, it generally takes 270 days for price increases to be fully realized through average selling price. By December 2006, substantially all orders reflected increases implemented in 2005. These pricing actions have not resulted in reduced volume growth in our products, on a period to period basis, through 2006. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. We recently experienced economic factors that had affected our growth in the residential building market. In the third quarter of 2006, demand for our products with our distributors and dealers declined as they were maintaining lower levels of inventory, due to the recent declines in demand in the residential building market. We expect sales may be stronger in early 2007 due to the expansion of our sales network. At the same time, we have benefited from increased volumes in our commercial building product lines due to recent increases in school construction, and growth in our locker products.

RECENT DEVELOPMENTS

On April 20, 2006, we entered into a stock purchase agreement with Santana Holdings, LLC to purchase all of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc. for a purchase price of $36.0 million (“the Santana Acquisition”). The acquisition of Santana closed on April 28, 2006. Santana was one of the largest, privately held manufacturers of solid plastic commercial bathroom partitions, lockers, benches and vanities in the United States. By acquiring Santana, we believe we can strengthen our position as an industry leading manufacturer and distributor of bathroom partitions, lockers and benches. Santana’s products are complementary to our Comtec, Capitol, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. We believe that the acquisition of Santana has helped us expand our product base, increase our distributor network and expanded our portfolio of premium branded products. Santana’s business is now included within our Scranton Products business unit.

On December 13, 2006, we entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC, which owns and operates Procell Decking Systems for a purchase price of $54.3 million (“Procell Acquisition”). Approximately $3.0 million of the sales proceeds were reinvested into CPG by Procell’s prior owners. In addition, approximately $5.0 million of Procell debt was repaid at closing. If certain financial targets are met for the year ending December 31, 2007, the purchase price may be increased up to a maximum of approximately $7.1 million in cash, plus additional equity in CPG International Holdings, our parent company. The acquisition of Procell closed on January 31, 2007. Procell was a privately held manufacturer located in Foley, Alabama, that had developed the next generation product in the synthetic decking market. Procell leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. We believe that the acquisition of Procell is key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products and that the Procell Acquisition will help us expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products. Our future results of operations will reflect our acquisition of Procell’s business, which we will report as part of our AZEK Building Products business unit.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of CPG International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

The consolidated financial statements for the year ended December 31, 2004 and the period January 1, 2005 through May 10, 2005 discussed herein include the accounts of our Predecessor, Compression Polymers Holdings LLC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. For the purpose of these financial statements, reference to the Predecessor are references to the periods ended on or prior to May 10, 2005 and references to the Successor are references to the periods from May 11, 2005 and beyond.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;

(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Our revenues are recognized at the time product is shipped to the customer and title transfers.

We accrue for sales returns, discounts and other allowances based on a current evaluation of our experience based on the stated terms of the transactions. Should actual experience differ from our estimates, revisions to the estimated accruals would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2006 and December 31, 2005 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is adjusted when uncollectible accounts receivable balances are actually written off.

Inventories

Inventories (mainly, petrochemical resin), are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”) and reduced for slow-moving and obsolete inventory.

Inventory obsolescence write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. At the end of each quarter, management within each business segment, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence write-down based on customer demand of the item, the quantity of the item on hand and the length of time the item has been in inventory.

Vendor Rebates

Certain vendor rebates and incentives are earned by us only when a specified level of annual purchases are achieved. We account for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate. The amounts are recorded as a reduction to cost of sales based on the purchase volume and inventory turns during the interim period.

Product Warranties

We provide a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Warranty reserves require a high level of judgment as our AZEK products have only been on the market for 8 years, so we must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for this product. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at December 31, 2006 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company has determined that no impairment of goodwill or other intangibles existed at December 31, 2006 and 2005.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year	Year	May 11,	January 1,
	Ended	Ended	2005 to	2005 to
	December 31,	December 31,	December 31,	May 10,
(Dollars in thousands)	2006	2005(a)	2005	2005
Net sales	$261,790	$222,603	$140,672	$81,931
Cost of sales	(193,417)	(171,930)	(113,076)	(58,854)
Gross margin	68,373	50,673	27,596	23,077
Selling, general and administrative expenses	(40,249)	(40,775)	(18,870)	(21,905)
Operating income	28,124	9,898	8,726	1,172
Interest expense, net	(28,685)	(23,035)	(21,175)	(1,860)
Miscellaneous, net	306	(226)	158	(384)
Loss before income taxes	(255)	(13,363)	(12,291)	(1,072)
Income tax benefit (expense)	(230)	1,622	4,682	(3,060)
Net loss	$(485)	$(11,741)	$(7,609)	$(4,132)

_________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005.The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

The following table summarizes certain information relating to the Successor and Predecessor operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

		Combined
		Predecessor	Successor	Predecessor
	Successor	and Successor	Period	Period
	Year	Year	May 11,	January 1,
	Ended	Ended	2005 to	2005
	December 31,	December 31,	December 31,	to May 10,
	2006	2005(a)	2005	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(73.9)	(77.2)	(80.4)	(71.8)
Gross margin	26.1	22.8	19.6	28.2
Selling, general and administrative expenses	(15.4)	(18.3)	(13.4)	(26.7)
Operating income	10.7	4.4	6.2	1.4
Interest expense, net	(11.0)	(10.3)	(15.1)	(2.3)
Miscellaneous—net	0.1	(0.1)	0.1	(0.5)
(Loss) income before income taxes	(0.1)	(6.0)	(8.7)	(1.3)
Income tax benefit (expense)	(0.1)	0.7	3.3	(3.7)
Net (loss) income	(0.2%)	(5.3%)	(5.4%)	(5.0%)

___________________

(a)

Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $39.2 million, or 17.6%, to $261.8 million for the year ended December 31, 2006, from $222.6 million for the year ended December 31, 2005 due to increased volumes and higher average selling prices. Overall, AZEK Building Products net sales increased 8.4% from December 31, 2006 compared to December 31, 2005, and Scranton Products net sales increased 36.6% from December 31, 2006 compared to December 31, 2005. We sold 186.7 million pounds of product during the year ended December 31, 2006, which was a 3.5% increase from the 180.3 million pounds sold during the year ended December 31, 2005. Volume growth was primarily attributable to the Santana Acquisition and year over year growth within AZEK Building Products, offset by volume decline in Scranton Products industrial building products. In addition to volume growth, revenues increased as a result of the full year benefit from price increases across all of our product lines, implemented in the second half of 2005.

Cost of Sales. Cost of sales increased by $21.5 million, or 12.5%, to $193.4 million for the year ended December 31, 2006 from $171.9 million for the same period in 2005. The increase was primarily attributable to increased volumes from the Santana Acquisition, as well as an increase in average resin prices per pound of 5.6% in the year ended December 31, 2006 compared to the same period in 2005. Despite the period over period increase in average resin prices, resin costs have significantly declined from their peak levels in the fall of 2005. In 2005, our cost of sales included the effect of the fair value adjustment of acquired inventories recorded in connection with the Transaction. The $5.2 million non-cash fair value adjustment increased acquired inventory values to estimated selling price at May 11, 2005. This increase was then recognized as an increase to cost of sales during the period May 11, 2005 to December 31, 2005 as the related inventory was sold.

Gross Margin. Gross margin increased by $17.7 million, or 34.9%, to $68.4 million for the year ended December 31, 2006 from $50.7 million for the same period of 2005. This increase was mainly attributable to increases in selling prices which allowed us to offset the increase in average resin costs. Gross margin as a percent of net sales increased to 26.1% for the year ended December 31, 2006 from 22.8% for the same period in 2005. This increase was mainly due to the increase in selling prices and volume growth. The increase in gross margin in 2006 from 2005 was also attributable to the impact of the fair value adjustment we incurred in 2005 as a result of the Transaction as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million, or 1.3%, to $40.2 million, or 15.4% of net sales for the year ended December 31, 2006 from $40.8 million, or 18.3% of net sales for the same period in 2005. The decrease in selling, general and administrative expenses from 2005 was primarily attributable to a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This decrease was primarily offset by the addition of Santana, increased sales staff and marketing efforts for both our residential and commercial building product lines, an approximately $0.9 million increase in amortization of intangible assets recorded in conjunction with the Transaction and the Santana Acquisition, approximately $0.5 million in transition costs related to the Santana Acquisition, approximately $1.0 million attributable to management fees to our majority shareholder and approximately $1.2 million of increased professional fees such as Sarbanes-Oxley compliance, accounting and legal costs, to support our development of a public infrastructure and the SEC registration process.

Interest Expense, net. Interest expense, net, increased by $5.7 million, or 24.5%, to $28.7 million for the year ended December 31, 2006 from $23.0 million for the same period in 2005. Interest expense was higher due to higher interest rates in 2006, as well as from the addition of $30.0 million in debt attributable to the Santana Acquisition.

Income Taxes. Income tax expense, net, increased by $1.9 million to income tax expense of $230 thousand for the year ended December 31, 2006 compared to an income tax benefit of $1.6 million for the year ended December 31, 2005. The increase in income tax expense is primarily attributable to a significantly lower pretax loss before taxes in 2006 compared to 2005.

Net Income. Net income increased by $11.3 million, to a net loss of $0.5 million for the year ended December 31, 2006 from a net loss of $11.7 million for the comparable period in 2005 as a result of reasons described above, particularly as a result of the vesting of $12.8 million in restricted stock units in 2005 offset by higher interest expense and increased selling, general and administrative expenses, mainly from the Santana Acquisition and public company requirements.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their condensed consolidated financial statements:

	Combined
	Predecessor
	and Successor	Successor	Predecessor
		Period	Period
	Year	May 11,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	May 10,	December 31,
(Dollars in thousands)	2005(a)	2005	2005	2004
Net sales	$222,603	$140,672	$81,931	$171,060
Cost of sales	(171,930)	(113,076)	(58,854)	(121,121)
Gross margin	50,673	27,596	23,077	49,939
Selling, general and administrative expenses	(40,775)	(18,870)	(21,905)	(20,451)
Operating income	9,898	8,726	1,172	29,488
Interest expense, net	(23,035)	(21,175)	(1,860)	(14,082)
Miscellaneous, net	(226)	158	(384)	(266)
(Loss) income before income taxes	(13,363)	(12,291)	(1,072)	15,140
Income tax benefit (expense)	1,622	4,682	(3,060)	(5,870)
Net (loss) income	$(11,741)	$(7,609)	$(4,132)	$9,270

_______________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

The following table summarizes certain information relating to the Successor and Predecessor operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Combined
	Predecessor
	and Successor	Successor	Predecessor
		Period	Period
	Year	May 11,	January 1,	Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	May 10,	December 31,
	2005(a)	2005	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.2)	(80.4)	(71.8)	(70.8)
Gross margin	22.8	19.6	28.2	29.2
Selling, general and administrative expenses	(18.3)	(13.4)	(26.7)	(12.0)
Operating income	4.4	6.2	1.5	17.2
Interest expense, net	(10.3)	(15.1)	(2.3)	(8.2)
Miscellaneous—net	(0.1)	0.1	(0.5)	(0.2)
(Loss) income before income taxes	(6.0)	(8.7)	(1.3)	8.9
Income tax benefit (expense)	0.7	3.3	(3.7)	(3.4)
Net (loss) income	(5.3%)	(5.4%)	(5.0%)	5.4%

_____________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction of the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $51.5 million or 30.1%, to $222.6 million for the year ended December 31, 2005, from $171.1 million for the year ended December 31, 2004. Overall, AZEK Building Products net sales increased 45.2% from December 31, 2005 compared to December 31, 2004, and Scranton Products net sales increased 7.3% from December 31, 2005 compared to December 31, 2004. The increase in total net sales was primarily attributable to increased sales of AZEK residential building products, as we continued to generate increased sales growth primarily from existing customers and markets, and secondarily from new customers through the continued build-out of our distribution network and to a lesser extent, the price changes discussed below. We sold 180.3 million pounds of product during 2005, which was a 22.0% increase over the 147.8 million pounds sold during 2004. We increased prices in the third and fourth quarter of 2005 with the benefit of these price increases primarily realized in subsequent periods. A surcharge of 9% was put in place for our AZEK products in October and a price increase of 5% was enacted in July 2005.

Cost of Sales. Cost of sales increased by $50.8 million, or 41.9%, to $171.9 million for year ended December 31, 2005 from $121.1 million for the year ended December 31, 2004. The increase was primarily attributable to our increased AZEK Building Products sales volume, as well as increases in our raw material costs. Our average resin costs per pound increased 30% for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Gross Margin. Gross margin increased by $0.7 million, or 1.5%, to $50.7 million for the year ended December 31, 2005 from $49.9 million for the year ended December 31, 2004. Gross margin as a percent of net sales declined to 22.8% for the year ended December 31, 2005 from 29.2% for the year ended December 31, 2004. This decrease was primarily attributable to the increase in resin prices during 2005. Improved selling prices and volume growth allowed us to mitigate the margin pressure from rising resin prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $20.3 million, or 99.4%, to $40.8 million, or 18.3% of sales for the year ended December 31, 2005 from $20.4 million, or 12.0% of net sales for the year ended December 31, 2004. The increase in selling, general and administrative expenses was primarily attributable to a one-time Predecessor compensation charge of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. The remaining increase was attributable to new Successor executive management, increased sales staff for AZEK Building Products, and higher advertising and promotion expenses associated with the expansion of the AZEK brand, as well as increased amortization, which resulted from the amortization of additional intangibles associated with the Transaction.

The $12.8 million relating to the vesting of restricted stock units was recorded by the Predecessor Company in the period January 1, 2005 to May 10, 2005, and funded from the purchase price of the Transaction. As such, there was no cash impact on the financial statements of the Successor relating to this compensation charge.

Amortization of intangibles was approximately $1.5 million in the Successor 2005 period compared to approximately $15,000 in the Predecessor period January 1, 2005 to May 10, 2005. This increase was attributable to the additional $23.9 million of amortizable intangibles recorded by the Successor at May 11, 2005.

Interest Expense, net. Interest expense, net, increased by $8.9 million, or 63.6%, to $23.0 million for the year ended December 31, 2005 from $14.1 million for the same period in 2004. Interest expenses were higher due to the increase in total debt outstanding as a result of the Transaction and higher interest rates associated with the financing related thereto.

Interest expense was significantly higher for the Successor period May 11, 2005 to December 31, 2005 compared to the Predecessor in the period January 1, 2005 to May 10, 2005 due to the higher levels of debt carried by the Successor bearing higher interest rates. The Successor also wrote off, and classified as part of interest expense, approximately $5.3 million in deferred financing costs related to the new Successor debt structure, which priced on June 29, 2005.

Income Taxes. Income tax expense decreased by $7.5 million to an income tax benefit of $1.6 million for the year ended December 31, 2005 from an expense of $5.9 million for the year ended December 31, 2004. The fluctuation in income taxes primarily relates to the change in federal tax reporting between the Predecessor and Successor periods. The Predecessor filed separate federal returns for operating companies, Compression Polymers Corp. and Vycom Corp., whereas the Successor files its federal return on a consolidated basis. As a result of the Transaction, the Successor also recorded a significant deferred tax benefit of $4,867,000 for the period May 11, 2005 to December 31, 2005.

Net Income. Net income decreased by $21.0 million to a net loss of $11.7 million for the year ended December 31, 2005 from net income of $9.3 million for the comparable period in 2004 largely as a result of the vesting of $12.8 million in restricted stock units of the Predecessor as well as a higher Successor debt level bearing higher interest rates in 2005. Higher resin costs in 2005 accounted for the remainder of the decline. Net income as a percent of net sales was a negative 5.3% for the year ended December 31, 2005 compared to 5.4% for the comparable period in 2004.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom products and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, corporate related professional fees, as well as the interest expense from debt attributable to the Santana Acquisition, are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year	Year	May 11,	January 1,
	Ended	Ended	2005 to	2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$162,198	$149,695	$91,310	$58,385
Cost of sales	(118,921)	(109,570)	(68,429)	(41,141)
Gross margin	43,277	40,125	22,881	17,244
Selling, general and administrative expenses	(21,001)	(18,109)	(11,795)	(6,314)
Operating income	$22,276	$22,016	$11,086	$10,930

_____________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $12.5 million or 8.4%, to $162.2 million for the year ended December 31, 2006 from $149.7 million for the same period in 2005. Overall, we sold 135.2 million pounds of product during the year ended December 31, 2006, which was a 2.9% increase from the 131.4 million pounds sold during the comparable period in 2005. This increase was primarily attributable to increases in sales volume of AZEK in the first half of 2006. Net sales were affected by lower volumes in the second half of 2006 due to a substantial slow down in the residential building market as housing starts fell from approximately 2.1 million in the first quarter of 2006 to 1.6 million in the last quarter of 2006. The decline in new home construction caused an associated reduction in inventory throughout the distribution channel. Net sales were also affected by increases in selling price due to AZEK residential and industrial pricing actions enacted in the second half of 2005.

Cost of Sales. Cost of sales increased by $9.4 million, or 8.5%, to $118.9 million for the year ended December 31, 2006 from $109.6 million for the same period of 2005. The increase was primarily attributable to higher sales volume as well as an increase in average resin prices of 5.6% in the year ended December 31, 2006 compared to the same period in 2005.

Gross Margin. Gross margin increased by $3.2 million, or 7.9% to $43.3 million for the year ended December 31, 2006 from $40.1 million for the same period in 2005. This increase was primarily attributable to sales volume and increased selling prices which offset resin costs. Gross margin as a percent of net sales was 26.7% for the year ended December 31, 2006 compared to 26.8% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 16.0% to $21.0 million, or 12.9% of sales for the year ended December 31, 2006 from $18.1 million, or 12.1% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily due to an increase in the direct selling effort and from higher marketing and advertising expenses associated with the expansion of the AZEK brand, as well as approximately $0.4 million from the amortization of intangible assets recorded in conjunction with the Transaction.

AZEK Building Products– Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from its consolidated financial statements:

	Combined
	Predecessor
	and Successor	Successor	Predecessor
		Period	Period
	Year	May 11,	January 1,	Year
	Ended	2005 to	2005	Ended
	December 31,	December 31,	to May 10,	December 31,
(Dollars in thousands)	2005 (a)	2005	2005	2004
Net sales	$149,695	$91,310	$58,385	$103,090
Cost of sales	(109,570)	(68,429)	(41,141)	(68,567)
Gross margin	40,125	22,881	17,244	34,523
Selling, general and administrative expenses	(18,109)	(11,795)	(6,314)	(13,217)
Operating income	$22,016	$11,086	$10,930	$21,306

________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $46.6 million or 45.2%, to $149.7 million for the year ended December 31, 2005, from $103.1 million for the year ended December 31, 2004, reflecting strong AZEK volume growth, as well as higher sales of AZEK industrial products. Overall, we sold 131.4 million pounds of product during 2005, which was a 33.6% increase over the 98.3 million pounds sold during 2004. This increase was primarily attributable to an increase in sales of AZEK residential products, as we continued to generate increased sales primarily from existing customers and markets, and secondarily from new customers through the continued build-out of our distribution network. AZEK industrial building product sales in the first half of 2005 were slightly below the comparable period last year since we shifted the mix of our products towards AZEK to meet its rapid growth. We have also seen an improvement in selling prices through moderate price increases in our branded AZEK residential products and AZEK industrial offerings. A surcharge of 9.0% was put in place for our AZEK residential products in October and a price increase of 5.0% was enacted in July 2005.

Cost of Sales. Cost of sales increased by $41.0 million, or 59.8%, to $109.6 million for the year ended December 31, 2005 from $68.6 million for the year ended December 31, 2004. The increase was primarily attributable to our increased sales volume, as well as our company’s 30.0% increase in average resin prices per pound during 2005.

Gross Margin. Gross margin increased by $5.6 million, or 16.2%, to $40.1 million for the year ended December 31, 2005 from $34.5 million for the year ended December 31, 2004, reflecting strong AZEK volume growth. Gross margin as a percent of net sales declined to 26.8% for the year ended December 31, 2005 from 33.5% for the year ended December 31, 2004. This decrease was primarily attributable to the increase in material prices during 2005. Improved selling prices and volume growth, allowed us to partially mitigate the margin pressure from rising raw material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.9 million, or 37.0%, to $18.1 million, or 12.1% of sales for the year ended December 31, 2005 from $13.2 million, or 12.8% of net sales for the same period in 2004. The increase in selling, general and administrative expenses was primarily attributable to increased sales staff for AZEK, and higher advertising and promotion expenses associated with the expansion of the AZEK brand.

Scranton Products – Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year	Year	May 11,	January 1,
	Ended	Ended	2005 to	2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$99,592	$72,908	$49,362	$23,546
Cost of sales	(74,496)	(62,360)	(44,647)	(17,713)
Gross margin	25,096	10,548	4,715	5,833
Selling, general and administrative expenses	(11,206)	(6,409)	(4,654)	(1,755)
Operating income	$13,890	$4,139	$61	$4,078

____________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $26.7 million or 36.6%, to $99.6 million for the year ended December 31, 2006, from $72.9 million for the same period of 2005. This increase was attributable to the Santana Acquisition and higher average selling price. We experienced a 29.5% increase in average selling prices year over year through price increases in the industrial and commercial building product lines during the later half of 2005, as well as from changes in product mix sold during the year ended December 31, 2006 compared to the same period in 2005. We increased prices in our bathroom products and locker systems, as well as industrial business. Net sales were also affected by increases attributable to additional sales volumes associated with the Santana Acquisition. Increased volumes within commercial building products were partially offset by lower volumes within industrial building segment. Overall, we sold 51.5 million pounds of product in the year ended December 31, 2006, which is an increase of 5.3% from the 48.9 million pounds sold during the comparable period in 2005.

Cost of Sales. Cost of sales increased by $12.1 million, or 19.5%, to $74.5 million for the year ended December 31, 2006 from $62.4 million for the same period of 2005. The increase was primarily attributable to higher sales volumes in the year ended December 31, 2006 from the Santana Acquisition and higher average resin prices per pound. Despite the 5.6% year over year increase in average resin prices, resin costs have declined from their peak levels in the fall of 2005.

Gross Margin. Gross margin increased by $14.5 million, or 137.9% to $25.1 million for the year ended December 31, 2006 from $10.5 million for the same period in 2005. This increase was primarily attributable to increased sales volumes from the Santana Acquisition and the benefit of higher average selling prices. Gross margin as a percent of net sales increased to 25.2% for the year ended December 31, 2006 from 14.5% for the same period in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.8 million, or 74.8%, to $11.2 million, or 11.3% of sales for the year ended December 31, 2006 from $6.4 million, or 8.8% of net sales for the same period in 2005. The increase in selling, general and administrative expenses was primarily attributable to the addition of Santana product lines, as well as approximately $0.5 million from the amortization of intangible assets recorded in conjunction with the Transaction and Santana Acquisition, along with approximately $0.5 million in transition costs related to the Santana Acquisition.

Operating Income. Operating income increased by $9.8 million to $13.9 million for the year ended December 31, 2006 from $4.1 million for the comparable period in 2005 due to increased sales volumes and average selling price, partially offset by higher average resin costs and increased selling general and administrative expenses due to increased amortization and the Santana Acquisition.

Scranton Products –Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Combined
	Predecessor
	and Successor	Successor	Predecessor
		Period	Period
	Year Ended	May 11, 2005 to	January 1, 2005	Year Ended
	December 31,	December 31,	to May 10,	December 31,
(Dollars in thousands)	2005 (a)	2005	2005	2004
Net sales	$72,908	$49,362	$23,546	$67,970
Cost of sales	(62,360)	(44,647)	(17,713)	(52,554)
Gross margin	10,548	4,715	5,833	15,416
Selling, general and administrative expenses	(6,409)	(4,654)	(1,755)	(4,878)
Operating income	$4,139	$61	$4,078	$10,538

_________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

Net Sales. Net sales increased by $4.9 million or 7.3%, to $72.9 million for the year ended December 31, 2005, from $68.0 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in sales primarily from existing customers in our industrial business as well as a slight increase in sales within Comtec, the fabrication component of our Scranton Products segment. We have also seen an improvement in selling prices through price increases in Scranton Products during the year ended December 31, 2005. From August through October, we increased the selling prices of fabricated products over 24.0% for partitions and 5.0% for locker sales. These pricing actions will be realized as the orders are released over a 180 day cycle. Overall, we sold 48.8 million pounds of product during 2005, which was a slight decrease of 1.2% from the 49.4 million pounds sold during 2004.

Cost of Sales. Cost of sales increased by $9.8 million, or 18.7%, to $62.4 million for the year ended December 31, 2004 from $52.6 million for the year ended December 31, 2004. This increase was primarily attributable to our company’s 30% increase in average resin prices per pound during 2005. The increase was also attributable to increased hardware costs for partitions and lockers due to higher steel prices.

Gross Margin. Gross margin decreased by $4.9 million, or 31.6%, to$10.5 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004. Gross margin as a percent of net sales decreased from 22.7% for the year ended December 31, 2004 to 14.5% for the year ended December 31, 2005. This decrease was primarily attributable to margin pressure from rising raw material prices, which was only partially offset by improved selling prices during the last six months of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 31.4%, to $6.4 million, or 8.8% of sales for the year ended December 31, 2005 from $4.9 million, or 7.2% of net sales for the year ended December 31, 2004. The increase in selling, general and administrative expenses was primarily attributable to increased depreciation and amortization, which resulted from the amortization of additional intangibles and increased depreciation from the new fixed asset values associated with the Transaction.

The Successor period includes increased depreciation and amortization costs related to the increased fixed asset values and higher intangibles assets that we recorded in conjunction with the Transaction.

Operating Income. Operating income decreased by $6.4 million to $4.1 million for the year ended December 31, 2005 from operating income of $10.5 million for the year ended December 31, 2004, primarily as a result of the impact of significantly higher raw material costs.

Corporate Overhead Costs– The Year Ended December 31, 2006 compared to the Year Ended December 31, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate-related professional fees.

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year	Year	May 11,	January 1,
	Ended	Ended	2005 to	2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	(8,042)	(16,257)	(2,421)	(13,836)
Operating loss	$(8,042)	$(16,257)	$(2,421)	$(13,836)

___________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

General and Administrative Expenses. Corporate general and administrative expenses decreased by $8.2 million, or 50.5%, to $8.0 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005. The higher level of general and administrative expenses in 2005 was primarily attributable to a one-time compensation charge in the Predecessor period of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This charge was partially offset by increases of approximately $1.2 million in professional fees such as accounting, Sarbanes-Oxley compliance preparation and legal costs, to support our preparation of a public infrastructure, $1.0 million attributable to our management fee, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant.

Corporate Overhead Costs– The Year Ended December 31, 2005 compared to the Year Ended December 31, 2004.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Combined
	Predecessor
	and Successor	Successor	Predecessor
		Period	Period
	Year	May 11,	January 1,	Year
	Ended	2005 to	2005	Ended
	December 31,	December 31,	to May 10,	December 31,
(Dollars in thousands)	2005 (a)	2005	2005	2004
Net Sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	(16,257)	(2,421)	(13,836)	(2,356)
Operating loss	$(16,257)	$(2,421)	$(13,836)	$(2,356)

_____________________

(a) Represents the mathematical addition of the Predecessor period January 1, 2005 to May 10, 2005 and the Successor period May 11, 2005 to December 31, 2005. The Combined Predecessor and Successor results of operations are not indicative of our future results of operations or results of operations that would have actually occurred had the Transaction with the Predecessor been consummated as of January 1, 2005, due to the fair values assigned to our assets and liabilities, the changes made in the related estimated useful lives of the assets at May 11, 2005, as well as changes in interest and income tax expenses as a result of the Transaction.

General and Administrative Expenses. Corporate general and administrative expenses increased by $13.9 million, or 590.0%, to $16.3 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004. The increase in general and administrative expenses was primarily attributable to a one-time compensation charge in the 2005 Predecessor period of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This amount was funded by the Predecessor from the purchase price of the Transaction. As such, there was no cash impact on the financial statements of the Successor related to this compensation charge.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. We also have a senior secured revolving credit facility which provides additional liquidity to support our growth. In addition, we may also raise additional equity to finance acquisitions in the future

Cash provided by operating activities was $1.9 million for the year ended December 31, 2006, compared with $35.1 million provided by operating activities for the year ended December 31, 2005. The decrease in cash provided by operating activities in the year 2006 was primarily due to the payment of $25.3 million in interest on our long-term debt, increased raw material costs, reduction in levels of payables at the end of 2006 compared to 2005 (mainly for resin purchases made at the end of 2005) and higher working capital levels to support growth. These factors were only partially offset by improved finished good inventory management.

Cash used in investing activities was $52.0 million for the year ended December 31, 2006, compared to $234.5 million for the year ended December 31, 2005. Cash used in investing activities in 2006 was primarily attributable to $35.0 million related to the Santana Acquisition completed on April 28, 2006. The majority of the remaining cash used in investing activities in 2006 related to capital expenditures for the continued development of our new facility to manufacture AZEK residential products, as well as for a company-wide accounting software upgrade that was implemented during the quarter ended September 30, 2006. In the period of May 11, 2005 to December 31, 2005, cash used in investing activities of $212.8 million related to the acquisition of the equity interests in the Predecessor in connection with the Transaction, while $17.3 million was attributable to capital expenditures for the AZEK Building Products facility. Predecessor cash used in investing activities in 2005 and 2004 related to capital expenditures of $4.5 million and $7.3 million, respectively. We estimate that capital expenditures for 2007 will be $14.0 to $19.0 million. As we grow our businesses, we may have to incur significant additional capital expenditures.

Cash provided by financing activities for the year ended December 31, 2006 was $37.4 million compared to cash provided by financing activities of $211.5 million for the year ended December 31, 2005. The majority of cash provided by financing activities related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $9.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition, with the remaining proceeds used for operating activities. We also incurred an additional $1.9 million in financing costs related to the public registration and exchange offer of our Notes. Cash provided by financing activities for the year ended December 31, 2005 primarily represented proceeds from the refinancing and issuance of $65.0 million of senior floating rate notes, $150.0 million in senior fixed rate notes, $5.0 million in borrowings from our revolving credit facility and $128.4 million in capital contributions, partially offset by payments on the Predecessor’s long-term debt obligations of $142.3 million.

Floating Rate Notes and Fixed Rate Notes. In connection with the Transaction, CPG issued $215.0 million of indebtedness on May 10, 2005. On June 29, 2005, CPG priced a refinancing of the Transaction debt with the issuance of $65 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”). The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Floating Rate Notes. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

In connection with the Procell Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Floating Rate Notes on January 31, 2007. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

Senior Secured Credit Facility. Concurrently with the closing of the Transaction, CPG entered into a senior secured revolving credit facility that provides availability of up to $40.0 million. However, the amount of borrowing capacity available is limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the senior secured revolving credit facility are available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the senior secured revolving credit facility is secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility is guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and AZEK Building Products, Inc.

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of December 31, 2006, we were in compliance with all covenants contained in our senior secured credit facility.

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

In addition, the indenture governing the Notes includes a material covenant limiting the amount of indebtedness that the Company, CPG and its subsidiaries may incur. Under the indenture, CPG and the subsidiary guarantors are permitted to incur indebtedness only if the ratio of Adjusted EBITDA (referred to in the indenture as “Consolidated EBITDA”) for the four most recent full fiscal quarters to certain fixed charges for such period, calculated on a pro forma basis is greater than 2.0 to 1.0 (referred to in the indenture as the “Consolidated Fixed Charge Coverage Ratio”) or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a letter of credit basket, an acquired debt basket and a general debt basket. The acquired debt basket permits CPG or any of its restricted subsidiaries to incur debt to finance an acquisition so long as the Consolidated Fixed Charge Coverage Ratio would be equal to or greater than immediately prior to such acquisition. CPG utilized this debt basket to finance the Santana Acquisition and the Procell Acquisition. Non-compliance with this covenant could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit agreement or other indebtedness we may incur in the future.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Year Ended
		December 31,
(Dollars in thousands)	Covenant Amount	2006
Senior Secured Leverage Ratio	Maximum of 1.5x	0.23x
Senior secured indebtedness		$10,755
Adjusted EBITDA		$45,887

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the year ended December 31, 2006, on a pro forma basis as defined by our credit agreement:

		Pro Forma	Pro Forma
		Adjustments	Adjusted
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2006 (h)	2006
Net (loss) (a)	$(485)	$(3,993)	$(4,478)
Interest expense, net (a)	28,685	1,604	30,289
Income tax (benefit)	230	(128)	102
Depreciation and amortization	13,813	435	14,248
EBITDA	42,243	(2,082)	40,161
Relocation and hiring costs (b)	81	—	81
Retiring executive costs (c)	385	—	385
Management fee (d)	1,021	—	1,021
Santana Acquisition costs (e)	519	—	519
Santana non—recurring charges (f)	—	3,694	3,694
Procell non—recurring charges (g)	26	—	26
Adjusted EBITDA	$44,275	$1,612	$45,887

__________________

(a) Net loss and interest expense each includes the amortization of approximately $1.9 million of deferred financing costs classified as interest expense for the year ended December 31, 2006.

(b)	Represents a charge related to the relocation and hiring costs incurred upon the replacement and expansion of our executive management team in the first half of 2006.
(c)

Three executives and co-founders of the business have retired and their positions have not been and will not be replaced. Therefore, this adjustment reflects the elimination of their salary and benefits as if they had been retired during the period presented.

(d)	Represents the elimination of the AEA Investors management fee that was charged during the period presented.

(e)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.
(f)

Includes the add-back of certain charges included in Santana’s net income that relates to the Santana Acquisition. The majority of these costs include the early extinguishment of a supplier agreement, severance costs and debt extinguishment costs attributable to the Santana Acquisition.

(g)	Represents charges related to the Procell Acquisition that were incurred after the signing of the initial purchase agreement on December 13, 2006.
(h)	Column represents the pro forma effect from Santana Products as if the Santana Acquisition took place on January 1, 2006, as defined by our credit agreement.

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our debt agreements, management believes the adjustments described above are in accordance with the covenants in our credit agreement and indenture, as discussed above. Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP and should be utilized in understanding our ability to comply with our debt instruments. Adjusted EBITDA should be used to analyze our ability to comply with our covenants. In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Long-term Liquidity. At December 31, 2006, we had the availability of $29,245,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2006. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond December 31, 2006 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$245,000	$—	$—	$245,000	$—
Revolving credit facility(a)(b)	9,500	9,500	—	—	—
Interest on Notes	165,686	27,261	81,783	56,642	—
Interest on revolving credit facility	926	926	—	—	—
Note payable	8	8	—	—	—
Capital lease obligations	12,357	1,150	2,256	1,654	7,297
Operating lease obligations	3,761	874	1,428	854	605
Total (c)	$437,238	$39,719	$85,467	$304,150	$7,902

__________________

(a)	As of December 31, 2006, there was a letter of credit of $1.3 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million.

(b)	As of March 9, 2007, our revolving credit facility had a balance of $5.0 million, along with the letter of credit held against it of $1.3 million.
(c)	On January 31, 2007, we issued an additional $33.0 million in Floating Rate Notes in connection with the Procell Acquisition, which is not reflected in this table.

Off-Balance Sheet Arrangements

None.

Seasonality

Our sales have historically been moderately seasonal and have been strongest in the first and third quarters of the calendar year. We typically experience increased sales of AZEK products in the first quarter of the year as a result of our “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We have generally experienced decreased sales in the fourth quarter due to adverse weather conditions in certain markets during the winter season. In addition, we have experienced increased sales of our bathroom partition products during the summer months during which schools are typically closed. We expect these cycles to moderate as AZEK sales growth continues to consistently grow throughout the calendar year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R was effective for our Company as of the January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our consolidated financial statements, since we have no stock based compensation plans in existence at this time.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We are currently evaluating the potential impact FIN 48 adoption will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the year ended December 31, 2006 and 2005. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices, other precursor raw materials for the products and underlying demand for these products. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any cost increases. Even if we are able to pass these cost increases on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and financial condition. Moreover, we do not reprice any existing orders. Also, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company, together with the report of the Independent registered public accounting firm thereon, are presented as part of this report on pages F-1 through F-27 under Item 15 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information about our directors and executive officers.

Name	Age	Position with our Company
John R. Loyack	43	President and Chief Executive Officer and Director, President, Scranton Products, Inc.
Ralph Bruno	43	President, AZEK Building Products Inc.
Scott Harrison	34	Executive Vice President and Chief Financial Officer
James Andersen	44	Director
Vincent A. Calarco	64	Director
Shivanandan A. Dalvie	34	Director
Glenn M. Fischer	56	Director
Brian R. Hoesterey	39	Director
James Keisling	58	Chairman of the Board
Christopher P. Mahan	40	Director
Scott B. Perper	51	Director
Vincent A. Sarni	78	Director
Julian M. Steinberg	52	Director

John R. Loyack, our President, also became our Chief Executive Officer and Director effective January 1, 2007. In addition, Mr. Loyack became the President of Scranton Products, Inc. effective January 2007. Mr. Loyack joined us in September 2005 as our Chief Operating Officer and Chief Financial Officer and became our President in February 2006. Prior to joining us, Mr. Loyack served as senior vice president and chief financial officer of PNM Resources Inc. since 2002. From 1999 to 2002, Mr. Loyack served as Vice President, Corporate Controller and Chief Accounting Officer of PNM Resources. Prior to joining PNM Resources, Mr. Loyack served in various capacities at Union Pacific Corporation. Earlier in his career, Mr. Loyack held positions with Lutron Electronics and PricewaterhouseCoopers LLP. Mr. Loyack received a B.S. in accounting from King’s College and an M.B.A. from Lehigh University.

Ralph Bruno, our President, AZEK Building Products Inc., joined us in 2001. Prior to joining us, Mr. Bruno served as a national sales manager with Trex Corp., a leading manufacturer of plastic decking products, from 1991 to 2001. Mr. Bruno has been in the synthetic materials industry his entire career. He received a B.A. from Cortland (NY) State University in 1985.

Scott Harrison, our Executive Vice President and Chief Financial Officer, joined us in November 2005 as our Vice President of Finance. Mr. Harrison was appointed our Senior Vice President and Chief Financial Officer in February 2006. Prior to joining us, Mr. Harrison was director of business development at Silgan Plastics Corporation since 2003. Prior to joining Silgan Plastics, Mr. Harrison held various positions with First Union Capital Partners and Bowles Hollowell Conner & Co. Mr. Harrison received a B.A. in economics from Duke University and an M.B.A. from The Tuck School of Business at Dartmouth.

James Andersen became a director upon consummation of the Transaction. Mr. Andersen is the Managing Partner and co-founder of Clearview Capital, a buyout firm which he formed in 1999. Prior to joining Clearview Capital, Mr. Andersen was with Capital Partners from 1996 to 1999. Previously, Mr. Andersen was a project manager at Mars and Company, an international strategy consulting firm, and prior to that, he was an international staff field engineer with Schlumberger. Mr. Andersen received a B.S.E. in Civil Engineering, cum laude, from Princeton University and earned an M.B.A. from the Wharton School in 1989. He is currently a director of Twinco

-Romax LLC, Senior Care Centers of America, Inc., Hillsdale Furniture LLC, M.H. Zeigler and Sons, LLC, Rowmark, LLC and Hettinger Welding, LLC.

Vincent A. Calarco became a director in June 2006. Mr. Calarco was Chairman, President and Chief Executive Officer of Crompton Corporation (now known as Chemtura Corporation), a producer of specialty chemicals and polymer products, from 1999 to 2004. Previously, he was President and Chief Executive Officer of Crompton & Knowles Corporation, a predecessor of Crompton Corporation, from 1985 to 1999, and Chairman from 1986 to 1999. Mr. Calarco received a B.S. in chemical engineering from Polytechnic University and an M.B.A. with distinction from The Harvard Business School. He is currently a director of Consolidated Edison, Inc. and Newmont Mining Corporation. In addition, Mr. Calarco is the Chairman of the Chemical Heritage Foundation and a Trustee of Saint Raphael Healthcare System.

Shivanandan A. Dalvie became a director upon consummation of the Transaction. Mr. Dalvie is a Partner with AEA Investors, which he joined in 1997. Prior to joining AEA, he was in the mergers and acquisitions group of Credit Suisse First Boston. Mr. Dalvie received a B.S. in computer science and economics from Yale University and an M.B.A. from Stanford University. He is currently a director of Telephia, Inc.

Glenn Fischer became a director in October 2005. Mr. Fischer is an Operating Partner with AEA Investors, which he joined in 2005. From 2000 to 2005, he was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as president of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning and management roles. He is currently a director of Pregis Holding II Corporation, Henry Corporation and Burt’s Bees, Inc.

Brian R. Hoesterey became a director upon consummation of the Transaction. Mr. Hoesterey is a Partner with AEA Investors, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. Mr. Hoesterey graduated summa cum laude from Texas Christian University with a B.B.A. in accounting and received an M.B.A. with honors from The Harvard Business School. He is currently a director of Henry Company and Pregis Holding II Corporation.

James Keisling, our non-executive Chairman of the Board as of January 1, 2007, previously served as our Chief Executive Officer. Mr. Keisling has 30 years of experience in developing and manufacturing highly-engineered synthetic replacement products for wood and metal. He joined the family business in 1971, one year after graduating from Lycoming College with a degree in accounting. Prior to that he worked with Haskins & Sells in New York, from 1970 to 1971.

Christopher P. Mahan became a director upon consummation of the Transaction. Mr. Mahan is a Partner with AEA Investors, which he joined in 1991. Prior to joining AEA, Mr. Mahan was a consultant at Bain & Company, working on a range of projects with global manufacturing companies. Mr. Mahan received a B.A. with honors from Amherst College. He is currently a director of Convenience Food Systems B.V. and Birch Telecom, Inc.

Scott B. Perper became a director in January 2006. Mr. Perper is a Managing Partner with Wachovia Capital Partners, LLC, which he joined in 1989. Prior to joining Wachovia Capital Partners, Mr. Perper served as a Vice President in the Media & Entertainment Group of Kidder, Peabody & Company Incorporated in New York. Mr. Perper earned his undergraduate degree from Bowdoin College and an M.B.A. from The Harvard Business School. He is currently a director of Horizon Telecom Inc., HOB Entertainment, Inc., NuVox Communications, Inc. and several other private companies. In addition, Mr. Perper is the Chairman of the North Carolina Outward Bound School and a Trustee of Bowdoin College and the Charlotte Country Day School.

Vincent A. Sarni became a director in August 2005. Mr. Sarni was Chairman of the board of directors and Chief Executive Officer of PPG Industries, a global supplier of coatings, glass, fiber glass, and chemicals, from

1984 to 1993. Mr. Sarni joined PPG as a Marketing Vice President of the former Industrial Chemical Department in 1968, after 12 years with Olin Corporation. He is a former director of Mueller Holding Co., Noveon Inc., Amtrol Inc., Brockway Inc., Hershey Foods Corp., Honeywell Inc., Mellon Bank Inc., PNC Financial Corp., and PPG Industries. Mr. Sarni is also the former Chairman of the Board for the Pittsburgh Pirates and Allegheny General Hospital.

Julian M. Steinberg became a director in August 2005. Mr. Steinberg currently serves as Senior Vice President and General Manager of Performance Coatings at Noveon, Inc. Prior to this position, he was Senior Vice President and General Manager of Estane® TPU. He was also Global Marketing and Business Development and General Manager of Estane® Americas. Mr. Steinberg joined Noveon in October 2001 from CompX International, a manufacturer of components for office furniture. Previous to that position, Mr. Steinberg spent twenty-two years with the BFGoodrich Company in various Business Management, Marketing and Financial roles. His last assignment at BFGoodrich was Commercial Vice President Specialty Plastics. Subsequent to that, he served as Vice President and General Manager of the TempRite® CPVC division. Mr. Steinberg has served on the Board of Directors for the Society of Plastics Industries and the Plastic Pipe and Fittings Association. He has a Bachelor’s and M.B.A. from Washington University.

In addition, Robert E. Donlon previously served as an executive officer of our company in December 2006 and January 2007, when he was President of Scranton Products, Inc. Mr. Donlon is no longer an executive officer, but currently serves in a non-executive role within Scranton Products Inc. Mr. Donlon joined us in October 2003 as Customer Service Manager of our commercial building products business. Prior to joining us, Mr. Donlon was employed by Symbol Technologies, Inc. from 1989 until March 2003 where he held various positions including, most recently, Director of Sales Operations.

The SEC has charged Symbol and eleven former Symbol executives (including the former President and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Mr. Donlon), with violating the federal securities laws in connection with their alleged involvement in improper revenue recognition. Specifically, the executives were charged with violating Sections 10(b) and 13 (b) (5) of the Securities and Exchange Act of 1934 and Rules 10b-5 and 13b2-1 thereunder. In addition, the Office of the United States Attorney for the Eastern District of New York initiated proceedings against these executives relating to their employment at Symbol. In June 2004, Mr. Donlon pled guilty to one count of conspiracy to commit securities fraud. The civil case against Mr. Donlon remains pending, and Mr. Donlon is awaiting resolution with respect to his guilty plea.

Following discussions with our advisors, our board of directors decided that it would be in the best interests of our company to reassign Mr. Donlon to a new position. Accordingly, Mr. Donlon resigned as President, Scranton Products, Inc., and Mr. Loyack, our President and Chief Executive Officer, immediately assumed this position. Mr. Donlon has been appointed to a non-executive role within Scranton Products. In such capacity, Mr. Donlon’s responsibilities will include the oversight of manufacturing, process quality and new products within Scranton Products, Inc. However, he will not be responsible for, nor does he have direct reports in charge of, the accounting, tax and financial reporting functions of Scranton Products, Inc. Although we cannot predict the impact of these legal proceedings or the reassignment of Mr. Donlon on our company, we do not believe that it is likely that an adverse sentence for Mr. Donlon, or this reassignment of his duties, will have a material adverse effect on our business.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. The members of the audit committee are Brian Hoesterey, Chairman, Glenn Fischer, Scott Perper and Vincent Sarni. Mr. Sarni qualifies as our “audit committee financial expert” within the meaning of regulations adopted by the SEC. The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions.

The members of the compensation committee are Christopher Mahan, Chairman, Brian Hoesterey and James Andersen. The compensation committee reviews and approves the compensation and benefits for our senior employees and directors, authorizes and ratifies equity and other incentive arrangements, and authorizes employment and related agreements. From time to time, our board of directors may contemplate establishing other committees.

Code of Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct & Ethics. The Code of Business Conduct & Ethics is available on our website at www.cpgint.com/html/conduct.html. In the event that we amend or waive certain provisions of the Code of Business Conduct & Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website at www.cpgint.com/html/conduct.html.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosure set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Since May 2005, we have been privately owned and controlled by three private equity firms. Together these firms own 90 percent, while management owns 10 percent of our parent company CPG International Holdings, LP (“Holdings”). The typical private equity firm makes an investment in a company and then oversees and nurtures the investment. The overriding objective of our owners and management is to increase the economic value and size of the company during the period of ownership to assist the company in achieving its owners’ goals. As a result, our compensation philosophy is designed to directly support achieving those goals and objectives. Our named executive officers during 2006 were Jim Keisling, our non-executive Chairman, John R. Loyack, our President and CEO, Scott Harrison our Executive Vice President and Chief Financial Officer and Ralph Bruno our President of AZEK Building Products, Inc. Mr. Loyack was promoted to Chief Executive Office on January 1, 2007. Prior to that Mr. Loyack served as President and Chief Operating Officer. Mr. Keisling became non-executive Chairman upon his retirement as Chief Executive on January 1, 2007. Mr. Harrison became Executive Vice President and Chief Financial Officer on December 1, 2006; prior to that time Mr. Harrison was Senior Vice President and Chief Financial Officer.

Corporate Governance

Compensation Committee Authority. Executive officer compensation is administered by the compensation committee of our board of directors, which is comprised of three members. Mr. Christopher Mahan, a director, has been the chairperson for the compensation committee from its inception in 2005. In addition, Mr. Brian Hoesterey and Mr. James Andersen, directors, also sit on the compensation committee. Our board of directors appoints the members of the compensation committee and the board has delegated the direct responsibility for compensation matters to the compensation committee, including:

• approving all benefit plans;

• approving, in advance, the compensation and employment arrangements for our executive officers;

• reviewing and approving the compensation of annual cash incentive awards; and

• reviewing and approving all grants of equity units in Holdings.

Due to the nature of our ownership, the members of the compensation committee hold significant ownership positions in the business. Therefore, they are not independent directors under the securities and exchange rules. The compensation committee met five times in 2006.

Role of Compensation Experts. The compensation committee is authorized at the expense of the company to obtain surveys, reports on the design and implementation of compensation programs for directors, executives and employees, and any other data or documentation necessary for the compensation committee to carry out its responsibilities. However, due to the nature of our ownership and the fact that our executive officers are covered by arms-length, negotiated employment agreements, the compensation committee has not used such experts in the determination of executive compensation in 2006. An employment agreement typically reflects our judgment regarding an executive’s impact on the business and our subjective assessment of the relative importance of this executive to the overall success of the business. Although these employment agreements require us to pay severance if an executive officer is terminated under certain circumstances and limits, to some extent, the flexibility to adjust the compensation paid to the officer, we believe we derive substantial value from these arrangements from having non-compete agreements with these executive officers.

Role of Executive Officers in the Compensation Process. Mr. Loyack, our President and Chief Executive Officer, was actively involved in providing recommendations to the compensation committee in its evaluation and design of the 2006 compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers other than himself. Mr. Loyack relied on his personal experience serving in the capacity of an executive officer for a public company as well as publicly available compensation information. Mr. Loyack attended all of the compensation committee meetings. However, Mr. Loyack was not present during compensation committee deliberations and voting pertaining to the determination of his own compensation. No other executive officer played an active role in the evaluation, design or administration of 2006 executive officer compensation programs.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract executives with true entrepreneurial spirit and strong ability to manage a rapidly growing business. The compensation strategy is focused on aligning our executives with the long-term business strategy of creating a profitable, high growth building products company with market leading brands. As such, a significant amount of our executive compensation is in the form of equity incentive in Holdings and annual cash incentive awards. It has been our view that compensation for executives and key managers should consist of the following components:

• base salaries;

• annual cash incentive awards;

• long term equity incentives; and

• certain other benefits

All of these forms of compensation are connected by our philosophy to create a reward system that focuses our executive team and key managers on profitably growing the Company through expanding markets, introducing new products, identifying and successfully implementing strategic acquisitions, improving the productivity of business processes and operations, technological innovation and de-levering the business over time with an end goal of increasing the Company’s overall economic value.

These key initiatives are used in determining each executive’s and key managers’ annual performance level. Awards under these compensation components are determined by how well each executive or key manager performs in the key initiative areas within their individual span of control. In addition, a significant component of the annual cash incentive award and any equity award is based upon meeting specific economic targets, including sales growth, market expansion and profitability.

The compensation components the Company uses to reward executives and key managers also provide an effective way to reward short-term performance while ensuring that long-term business strategy is being implemented successfully and value creation is occurring. This is accomplished by incorporating both annual cash and multi-year equity incentive award program.

The following provides an overview of each compensation component:

Base Salaries. We believe that salaries are an essential element of a competitive compensation program to attract and retain qualified executives. Our executive officers are covered by employment agreements, as such, we pay compensation initially in accordance with the term of the agreement and thereafter based upon our assessment of their relative responsibilities, performance and contribution to creating value for our owners.

Annual Cash Incentive Awards. We believe the payment of annual cash incentives based upon specific performance criteria is consistent with our goal of creating alignment between our executives and the goals of our owners. The 2006 cash incentive award was focused on both corporate and business unit EBITDA goals set by the compensation committee. In addition, the 2006 incentive award program included the following performance targets:

• meeting certain business unit sales growth targets;

• expansion of our business into new geographies;

• successful integration of our recent Santana acquisition;

• successful implementation of our new SAP technology platform;

• successful introductions of new products;

• implementation of our LEAN manufacturing process; and

• other accomplishments critical to our business strategy.

Equity Ownership. We believe the most critical component of compensation for an entrepreneurial business such as ours is appropriate long-term equity incentives. We believe that long-term equity ownership directly aligns the interests of management with our other equity owners. All of our executive officers own an equity interest in Holdings.

Beginning in 2005, Holdings established an equity compensation program for executive officers and other key managers under which officers and key managers are awarded the right to purchase limited partnership units in Holdings. These equity interests in Holdings are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the executive officer or key manager when the sale or exit transaction is completed. In 2006, Mr. Loyack purchased 1,000 units and Mr. Harrison purchased 200 units, Mr. Donlon purchased 200 units and Mr. Bruno purchased 250 units. In early 2007, Mr. Loyack purchased an additional 1,000 units, Mr. Harrison purchased an additional 200 units and Mr. Bruno purchased 100 units. The employees choose to buy the units offered at their then fair market value, payable immediately.

The following table sets forth information regarding compensation earned during 2006 by our President and Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers serving on December 31, 2006 as well as one additional executive officer who would have been included as one of the three most highly compensated executive officers during 2006 except for the fact that he was not serving in such position on December 31, 2006 (the “Named Executives”):

					Non—Equity
				Class B	Incentive Plan	All Other
Name and Principal				Partnership	Compensation	Compensation
Position	Year	Salary	Bonus(1)	Units ($) (2)	(3)	(4)	Total
James Keisling
Non-Executive Chairman(5)	2006	$300,000	$105,000	$—	$—	$4,386	$409,386
John R. Loyack
President and Chief Executive Officer (6)	2006	300,000	96,250	—	—	14,620	410,870
Scott Harrison
Executive Vice President and Chief Financial Officer	2006	159,176	37,500	—	—	—	196,676
Ralph Bruno
President, AZEK Building Products	2006	228,638	40,000	—	—	3,349	271,987
Robert Donlon
President, Scranton Products (7)	2006	104,886	7,500	—	9,375	—	121,761
Mike Kapuscinski
Vice President, Technology and Facilities	2006	175,008	75,000	—	—	512	250,520
Total		$1,267,708	$361,250	$—	$9,375	$22,867	$1,661,200

___________________________________

(1)	Represents only the individualized performance component of the 2006 bonus.
(2)

Represents the amount of compensation recognized in 2006, as would be reflected in the financial statements of Holdings, in accordance with FAS 123R, with respect to purchases of Class B limited partnership units for their fair market value of $10.00 per unit.

(3)	Represents only the EBITDA component of the 2006 bonus. For Mr. Donlon, this portion of his bonus was based on the EBITDA of Scranton Products. See Grants of Plan Based Awards Table.
(4)

Amounts reflect: (i) matching contributions to our 401(k) defined contribution retirement plan for 2005 which were made in 2006 in the amounts of $4,386, $3,349 and $512 on behalf of each of Messrs Keisling, Bruno and Kapuscinski, respectively and (ii) $14,620 in insurance reimbursements to Mr. Loyack.

(5)	Mr. Keisling served as our Chief Executive Officer until December 31, 2006.
(6)	Mr. Loyack served as our President and Chief Operating Officer until December 31, 2006.
(7)

Mr. Donlon was appointed to the position of President of Scranton Products on December 1, 2006 and resigned from his position in January 2007. Mr. Donlon currently serves as Director of Manufacturing and Development, Scranton Products Inc.

2006 GRANTS OF PLAN BASED AWARDS
						Grant
		Estimated Future Payouts Under Non-				Date Fair
		Incentive Plan Awards (2)				Value of
					Class B	Class
					Partnership	B
					Units	Partnership
	Grant Date	Threshold	Target	Maximum	(Number of	Units
Name and Principal Position	(1)	($) (2)	($) (2)	($) (2)	Units) (#) (3)	(4)
James Keisling	___	39,000	195,000	214,500
Non-Executive Chairman (5)
John R. Loyack	___	35,750	178,750	214,500
President and Chief Executive Officer (6)	2/9/06				1,000	10,000
	1/1/07				1,000	10,000
Scott Harrison		7,500	37,500	45,000
Executive Vice President and Chief Financial Officer	2/9/06				200	2,000
	12/1/06				200	2,000
Ralph Bruno	___	22,000	110,000	132,000
President, AZEK Building Products, Inc.	2/15/06				250	2,500
	1/1/07				100	1,000
Robert Donlon	___	10,500	22,500	30,000
President, Scranton Products, Inc. (7)	12/1/06				200	2,000
Mike Kapuscinski	___	15,000	75,000	90,000
Vice President, Technology and Facilities

_________________________________________

(1)	These are the grant dates for equity based awards. Non-equity incentive plan awards for 2006 were determined in the beginning of 2007.
(2)

Represents only the EBITDA component of the 2006 bonus. For Mr. Bruno and Mr. Donlon, a portion of their 2006 bonus was determinable based solely on the EBITDA of AZEK Building Products and Scranton Products, respectively.

(3)	Class B limited partnership units purchased during 2006 and on January 1, 2007 for $10.00 per unit.
(4)

Represents the aggregate grant date fair value for the Class B limited partnership units purchased by our Named Executives, as would be reflected in the financial statements of Holdings, in accordance with FAS 123R, for their then fair market value of $10.00 per unit.

(5)	Mr. Keisling served as our Chief Executive Officer until December 31, 2006.
(6)	Mr. Loyack served as our President and Chief Operating Officer until December 31, 2006.
(7)

Mr. Donlon was appointed to the position of President of Scranton Products on December 1, 2006 and resigned from this position in January 2007. Mr. Donlon currently serves as Director of Manufacturing and Development, Scranton Products Inc.

Employment Arrangements

Compensation payable to the Named Executives is determined primarily by the terms of their individually negotiated employment agreements.

Mr. James Keisling

We have entered into an employment agreement with Mr. James Keisling. Mr. Keisling served as our Chief Executive Officer until December 31, 2006 and became our non-executive Chairman effective January 1, 2007. From January 1, 2006 until December 31, 2006, Mr. Keisling’s base salary was $300,000. As of January 1, 2007, Mr. Keisling’s current base salary is $50,000. Mr. Keisling is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, if Mr. Keisling’s employment is terminated by us without cause or if Mr. Keisling terminates his employment for good reason, (i) Mr. Keisling would be entitled to continuation of his then base salary for one year from the date of termination, and (ii) all accrued but unpaid amounts payable to Mr. Keisling under his employment agreement and any bonus, incentive or other plan. In addition, pursuant to Mr. Keisling’s subscription agreement, if Mr. Keisling terminates his employment prior to December 31, 2007, one-half of his Class B limited partnership units will be redeemable at the lesser of $10.00 per unit or their fair market value and if Mr. Keisling is terminated for cause, Holdings will be entitled to redeem all of Mr. Keisling’s Class B limited partnership units at the lesser of $20,000 or the fair market value of the Class B limited partnership units on the date of termination. Mr. Keisling has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. John R. Loyack

We have entered into an employment agreement with Mr. John R. Loyack. Effective January 1, 2007, Mr. Loyack became Chief Executive Officer in addition to President. From January 1, 2006 through December 31, 2006, Mr. Loyack’s base salary was $300,000. As of January 1, 2007, Mr. Loyack’s current base salary is $400,000. Mr. Loyack is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, if Mr. Loyack’s employment is terminated by us without cause or if Mr. Loyack terminates his employment for good reason, (i) Mr. Loyack would be entitled to continuation of his then base salary until the later of one year from the date of termination and December 31, 2008, (ii) all accrued but unpaid amounts payable to Mr. Loyack under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Loyack’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Loyack has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. Ralph Bruno

We have entered into an employment agreement with Mr. Ralph Bruno, President, AZEK Building Products Inc. Mr. Bruno’s current base salary is $225,000. Mr. Bruno is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, if Mr. Bruno’s employment is terminated by us without cause or if Mr. Bruno terminates his employment for good reason, (i) Mr. Bruno would be entitled to continuation of his then base salary for one year from the date of termination, (ii) all accrued but unpaid amounts payable to Mr. Bruno under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Bruno’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Bruno has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. Scott Harrison

We have entered into an employment agreement with Mr. Scott Harrison, Executive Vice President and Chief Financial Officer. Mr. Harrison’s current base salary is $185,000. Mr. Harrison is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, in the event Mr. Harrison’s employment is terminated by us without cause, Mr. Harrison would be entitled to a lump sum payment equal to his then base salary plus any bonus accrued to the date of termination and (ii) in general, an additional 25% of Mr. Harrison’s Class B limited partnership units in Holdings which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Harrison has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. Mike Kapuscinski

We have entered into an employment agreement with Mr. Mike Kapuscinski, Vice President of Technology and Facilities. Mr. Kapuscinski’s current base salary is $175,000 and he is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. If Mr. Kapuscinski’s employment is terminated by us without cause or by him for good reason, (i) Mr. Kapuscinski would be entitled to continuation of his current base salary, $175,000, for one year from the date of termination, (ii) all accrued but unpaid amounts payable to Mr. Kapuscinski under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Kapuscinski’s Class B limited partnership units in Holdings which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Kapuscinski has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Annual Bonus Criteria

The 2006 bonus payable to each Named Executive was determinable, in part, on our EBITDA or our divisions’ EBIDTA and, in part, on individualized performance goals. The proportion based on EBITDA and individualized performance goals was 65%-35%, 65%-35%, 50%-50%, 73%-27%, 75%-25%, 50%-50% for each of Messrs. Keisling, Loyack, Harrison, Bruno, Donlon and Kapuscinski, respectively. Except for Mr. Donlon, the 2006 bonus paid was based solely on the satisfaction of individualized performance goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Class B Limited Partnership Units
	Number of Units Subject to	Market Value of Units
	Repurchase at the Lower of	Subject to Repurchase at
	Cost and Fair Market	the Lower of Cost and Fair
Name and Principal Position	Value (#) (1)	Market Value ($)
James Keisling
Non-Executive Chairman (2)	1,000	10,000
John R. Loyack
President and Chief Executive Officer (3)	2,750	27,500
Scott Harrison
Chief Financial Officer	550	5,500
Ralph Bruno
President, AZEK Building Products Inc.	1,100	11,000
Robert Donlon
President, Scranton Products Inc. (4)	331.25	3,313
Mike Kapuscinski
Vice President, Technology and Facilities	750	7,500

_________________

(1)

With the exception of the Class B limited partnership units sold to Mr. James Keisling, all of the Class B limited partnership units sold to management are generally subject to repurchase by Holdings at the lower of cost and fair market value upon termination of employment during the first twelve months following their purchase. Thereafter, generally, 75% of such Class B limited partnership units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second twelve months following their purchase, 50% during the third twelve months and 25% during the fourth twelve months. With the exception of the Class B limited partnership interests sold to Mr. James Keisling, interests which are not repurchasable for such amount are nonetheless repurchasable by Holdings upon termination of employment for their then fair market value.

On February 6, 2006, Holdings and Mr. James Keisling entered into an amendment to Mr. Keisling’s Class B limited partnership unit subscription agreement pursuant to which Holdings repurchased 1,000 of Mr. Keisling’s Class B limited partnership units for $10,000. Mr. Keisling continues to own 2,000 Class B limited partnership units. In addition, the redemption provisions of Mr. Keisling’s subscription agreement were amended to generally provide that if Mr. Keisling remains employed by the company through December 31, 2007, Mr. Keisling’s Class B limited partnership units will not be redeemable by Holdings without Mr. Keisling’s consent. However, if Mr. Keisling terminates his employment prior to such date, one-half of his Class B limited partnership units will be redeemable at the lower of cost and their fair market value and if Mr. Keisling is terminated for cause, Holdings will be entitled to redeem all of Mr. Keisling’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

(2)	Mr. Keisling served as our Chief Executive Officer until December 31, 2006.
(3)	Mr. Loyack served as our President and Chief Operating Officer until December 31, 2006.
(4)

Mr. Donlon was appointed to the position of President of Scranton Products on December 1, 2006 and resigned from this position in January 2007. Mr. Donlon currently serves as Director of Manufacturing and Development, Scranton Products Inc.

CLASS B UNITS VESTED
	Class B Limited Partnership Units
	Number of Units
	Subject to Repurchase
	At Fair Market	Value Realized
Name and Principal Position	Value (#)	On Vesting ($)
James Keisling
Non-Executive Chairman (1)	1,000	10,000
John R. Loyack
President and Chief Executive Officer (2)	250	2,500
Scott Harrison
Executive Vice President and Chief Financial Officer	50	500
Ralph Bruno
President, AZEK Building Products Inc	250	2,500
Robert Donlon
President, Scranton Products Inc. (3)	43.75	438
Mike Kapuscinski
Executive Vice President, Technology and Facilities	250	2,500

_____________________

(1)	Mr. Keisling served as our Chief Executive Officer until December 31, 2006.
(2)	Mr. Loyack served as our President and Chief Operating Officer until December 31, 2006.

(3) Mr. Donlon was appointed to the position of President of Scranton Products on December 1, 2006 and resigned from this position in January 2007. Mr. Donlon currently serves as Director of Manufacturing and Development, Scranton Products Inc.

Payments upon Termination and Change in Control

Mr. James Keisling. If Mr. Keisling’s employment is terminated by us without cause or if Mr. Keisling terminates his employment for good reason, (i) Mr. Keisling would be entitled to continuation of his current base salary, $50,000, for one year from the date of termination, and (ii) all accrued but unpaid amounts payable to Mr. Keisling under his employment agreement and any bonus, incentive or other plan. In addition, pursuant to Mr. Keisling’s subscription agreement, if Mr. Keisling terminates his employment prior to December 31, 2007, one-half of his Class B limited partnership units will be redeemable at the lower of cost and their fair market value and if Mr. Keisling is terminated for cause, Holdings will be entitled to redeem all of Mr. Keisling’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination. Mr. Keisling has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. John R. Loyack. If Mr. Loyack is terminated by us without cause or if Mr. Loyack terminates his employment for good reason, (i) Mr. Loyack would be entitled to continuation of his current base salary, $400,000, until the later of one year from the date of termination and December 31, 2008, (ii) all accrued but unpaid amounts payable to Mr. Loyack under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Loyack’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. If Mr. Loyack’s employment is terminated for cause, Holdings will be entitled to redeem all of Mr. Loyack’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

Mr. Scott Harrison. If Mr. Harrison’s employment is terminated by us without cause, Mr. Harrison would be entitled to a lump sum payment equal to his current base salary, $185,000, plus any accrued but unpaid amounts payable to Mr. Harrison under his employment agreement and any bonus, incentive or other plan and (ii) in general, an additional 25% of Mr. Harrison’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. If Mr. Harrison is terminated for cause, Holdings will be entitled to redeem all of Mr. Harrison’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

repurchase by Holdings at fair market value. If Mr. Bruno is terminated for cause, Holdings will be entitled to redeem all of Mr. Bruno’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

Mr. Mike Kapuscinski. If Mr. Kapuscinski’s employment is terminated by us without cause or by him for good reason, (i) Mr. Kapuscinski would be entitled to continuation of his current base salary, $175,000, for one year from the date of termination, (ii) all accrued but unpaid amounts payable to Mr. Kapuscinksi under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Kapuscinski’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. If Mr. Kapuscinski is terminated for cause, Holdings will be entitled to redeem all of Mr. Kapuscinski’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

DIRECTOR COMPENSATION
Name	Class B Limited Partnership Unit s ($) (1)	Total ($)
Vincent A. Calarco	2,500	2,500
Julian M. Steinberg	2,500	2,500
Vincent A. Sarni	3,500	3,500

____________

(1) Vincent A. Calarco, Julian M. Steinberg, and Vincent A. Sarni purchased 250, 250, and 350 Class B limited partnership units, respectively, on January 17, 2006 for $10.00 per unit, their then fair market value. This represents the aggregate fair value of all Class B limited partnership units purchased by our Directors, as would be reflected in the financial statements of Holdings in accordance with FAS 123R. All of these units are currently subject to repurchase over four years in the same manner as Class B units held by our Named Executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of our issued and outstanding common stock is held by CPG International Holdings LP, our direct parent company (“Holdings”). Holdings is a limited partnership. The general partner of Holdings is CPG Holding I LLC, which is an affiliate of AEA Investors. The business and affairs of Holdings is managed exclusively by the general partner. The general partner has full and complete authority, power and discretion to act on behalf of Holdings in all matters respecting the partnership and its operations, business and properties, to manage and control the business, affairs and properties (including the disposition of all or part thereof) of the partnership, to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of the partnership’s business. The units reflected in the following table are the limited partnership units of Holdings. The limited partners are not agents of Holdings or any other partner, and have no right or authority to act for or bind the partnership, or to incur any expenditure on behalf of or with respect to the partnership.

The following table sets forth information with respect to the beneficial ownership of our parent, Holdings, as of the date of this report, by (a) any person or group who will beneficially own more than five percent of the outstanding Class A limited partnership units and Class B limited partnership units of Holdings (b) each of our directors and executive officers and (c) all of our directors and executive officers as a group.

	Number of		Number of
	Class A Units	Percent of	Class B Units	Percent of
	Beneficially	Class A Units	Beneficially	Class B Units
Name of Beneficial Owner:	Owned(1)	Outstanding	Owned(1)(2)	Outstanding
AEA Investors(3)	75,019	68.7%	—	—
Wachovia Capital Partners 2005, LLC(4)	16,126	14.8%	—	—
KF Equities(5)	6,272	5.7%	—	—
Clearview/CP/Vycom Acquisition, LLC(6)	5,006	5.7%	—	—
AEA Mezzanine (7)	1,146	1.0%	__	__
James Keisling(8)	6,272	7.0%	2,000	17.5%
John R. Loyack	250	*	3,000	26.3%
Ralph Bruno	731	*	1,100	9.6%
Robert E. Donlon	91	*	375	3.3%
Mike Kapuscinski	486	*	1,000	8.8%
Scott Harrison	240	*	600	5.3%
James Andersen(9)	—	—	—	—
Vincent A. Calarco(10)	—	—	250	2.2%

Shivanandan A. Dalvie(11)	—	—	—	—
Glenn M. Fischer(11)	—	—	—	—
Brian R. Hoesterey(11)	—	—	—	—
Christopher P. Mahan(11)	—	—	—	—
Scott B. Perper(11) (12)	—	—	—	—
Vincent A. Sarni(10)	—	—	350	3.1%
Julian M. Steinberg(10)	219	*	250	2.2%
All directors and executive officers as a group (15 persons)	8,289	7.6%	8,925	78.3%

_________________________

*	Represents beneficial ownership of less than 1%.
(1)	As used in this table, each person or entity with the power to vote or direct the disposition of units is deemed to be a beneficial owner.
(2)

The Class B limited partnership units of Holdings entitle the holders thereof to share in profits of Holdings with the holders of Class A limited partnership units only after the holders of the Class A limited partnership units have received a 7% preferred return.

(3)

Consists of Class A units held by investment vehicles managed by AEA Investors LLC or AEA Management (Cayman) Ltd. The address for AEA Investors LLC is 65 East 55th Street, New York, New York 10022. The address for AEA Management (Cayman) Ltd. is c/o Walkers SPV Limited, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands.

(4)	The address for Wachovia Capital Partners 2005, LLC is 301 South College Street, 12th Floor, Charlotte, North Carolina 28288.
(5)

Consists of Class A limited partnership units held by KF Equities, a partnership whose members include Mr. James Keisling and other members of the Keisling family. The address for KF Equities is 5 Bucknell Drive, Clarks Green, Pennsylvania 18411.

(6)	The address for Clearview/CP/Vycom Acquisition, LLC is 1445 East Putnam Avenue, Old Greenwich, Connecticut 06870.
(7)

Consists of Class A limited partnership units held by AEA Mezzanine Fund L.P. and AEA Mezzanine (Unleveraged) Fund L.P., which are affiliated with AEA Investors LLC. The address for AEA Mezzanine Fund L.P. and AEA Mezzanine (Unleveraged) Fund L.P. is 200 First Stamford Place, Stamford, CT 06902.

(8)

Includes 6,272 Class A limited partnership units held by KF Equities, which may be deemed to be beneficially owned by Mr. James Keisling. The address for Mr. James Keisling is c/o CPG International I Inc., 801 Corey Street, Scranton, PA 18507.

(9)

Does not include Class A limited partnership units beneficially owned by Clearview/CP/Vycom Acquisition, LLC. Mr. Andersen serves on our board of directors as a representative of Clearview/CP/Vycom Acquisition, LLC. Mr. Andersen is the Managing Partner and co-founder of Clearview Capital, an indirect parent of Clearview/CP/Vycom Acquisition, LLC. Mr. Andersen disclaims beneficial ownership of the Class A limited partnership units owned by Clearview/CP/Vycom Acquisition, LLC, except to the extent of his pecuniary interest therein.

(10)	Messrs. Calarco, Sarni and Steinberg serve on our board of directors as representatives of AEA Investors LLC.
(11)

Messrs. Dalvie, Fischer, Hoesterey and Mahan serve on our board of directors as representatives of AEA Investors LLC. Messrs. Dalvie, Hoesterey and Mahan are Partners of AEA Investors LLC and Mr. Fischer is an Operating Partner of AEA Investors LLC. Messrs. Dalvie, Fischer, Hoesterey and Mahan disclaim beneficial ownership of the Class A limited partnership units owned by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(12)

Does not include Class A limited partnership units beneficially owned by Wachovia Capital Partners 2005, LLC. Mr. Perper serves on our board of directors as a representative of Wachovia Capital Partners 2005, LLC. Mr. Perper is a Managing Partner with Wachovia Capital Partners, LLC, an indirect parent of Wachovia Capital Partners 2005, LLC. Mr. Perper disclaims beneficial ownership of the Class A limited partnership units owned by Wachovia Capital Partners 2005, LLC, except to the extent of his pecuniary interest therein.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transaction Policy

Our Company, CPG and all other operating subsidiaries follow the same policy regarding the definition of a related party transaction. A related party transaction is defined by the Company as any transaction or series of similar transactions in which the Company or any of its subsidiaries is a participant with any related person who has a direct or indirect material interest. A related person can include any person who is either a director or officer of the Company or any of our subsidiaries, any person who is a director or officer of Holdings, our direct parent company, or a person known by Holdings as the beneficial owner of more than 5% of any class of Holdings partnership units, any family member of the foregoing, and any entity which any foregoing person is employed or has a 5% or greater beneficial ownership interest.

AEA Investors

Upon consummation of the Transaction, we entered into a management agreement with AEA Investors relating to the provision of advisory and consulting services. AEA Investors agreed not to charge a fee for the first year following the Transaction, but commencing as of May 1, 2006, AEA Investors receives a $1.5 million annual fee, subject to the limitations under our bank facility covenants. In addition, in consideration of services performed in connection with the Santana Acquisition and the related financings, we paid a $0.4 million fee to AEA Investors upon the closing of the Santana Acquisition, and in consideration of services performed in connection with the Procell Acquisition and the related financings, we paid a $950,000 fee to AEA Investors upon closing of the Procell Acquisition. We believe that the management agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Certain mezzanine funds affiliated with AEA Investors purchased $16.5 million aggregate principal amount of our floating rate notes in connection with the Procell Acquisition, as well as approximately 1,146 units in Holdings. In connection with the foregoing, these funds received certain registration rights and/or management rights. We believe that these rights were granted on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Management Equity Participation Following the Transaction

Members of our management team own Class A limited partnership units of Holdings, our direct parent, representing approximately 10% of the total equity of Holdings and also own Class B limited partnership units of Holdings. See “Security Ownership of Certain Beneficial Owners and Management.”

Wachovia Capital Partners 2005, LLC

Wachovia Capital Partners 2005, LLC (“Wachovia Capital”) is a co-investor in our company. See “Security Ownership of Certain Beneficial Owners and Management.” As described below, Wachovia Capital has one representative on our board of directors as well as one representative on the advisory board of CPG International Holdings. An affiliate of Wachovia Capital served as an initial purchaser in the placement of a portion of our outstanding notes in 2006 for which it received approximately $0.6 million of fees.

Partnership Agreement and Registration Rights Agreement

A partnership agreement with respect to Holdings has been entered into among AEA Investors, Wachovia Capital, Clearview/CP/Vycom Acquisition, LLC (“Clearview”) and certain members of management. The partnership agreement contains, among other things, preemptive rights and certain restrictions on the ability of the parties thereto to freely transfer the partnership units of CPG International Holdings LP or shares of our stock, which may be distributed by CPG International Holdings LP to the partners. CPG International Holdings has an advisory board whose role is to advise and make recommendations to the general partner of CPG International Holdings (which is an affiliate of AEA Investors) with respect to the business of CPG International Holdings. The advisory board consists of ten members, which includes seven members (Messrs. Calarco, Dalvie, Fischer, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Perper) who is a representative of Wachovia Capital, one member (Mr. Andersen) who is a representative of Clearview and James Keisling, our Chairman of the Board. The parties to the partnership agreement have agreed to enter into a registration rights agreement upon the distribution to the partners of shares of our stock. The registration rights agreement will provide that, upon certain conditions, the parties will have the ability to cause us to register our securities under the Securities Act, and other parties to the registration rights agreement may participate in such registrations.

Board of Directors

The company’s board of directors consists of eleven members, which includes seven members (Messrs. Calarco, Dalvie, Fischer, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Perper) who is a representative of Wachovia Capital, one member (Mr. Andersen) who is a representative of Clearview, James Keisling, our non-executive Chairman of the Board and John Loyack, our President and Chief Executive Officer.

Lease and Option to Purchase

Upon the closing of the Transaction, AZEK Building Products Inc. (formerly known as Vycom Corp.), our wholly owned subsidiary, entered into an amended lease with respect to the 308,000 square foot property located in Scranton, Pennsylvania (Keyser Avenue). The lessor and owner of the property is an entity whose owners include affiliates of Clearview and Wachovia Capital, co-investors of our company in connection with Transaction, as well as affiliates of certain members of our management team, including Mr. James Keisling, our Chairman of the Board. The initial term of the lease is four years, and AZEK Building Products Inc. has options to extend the lease term for five additional four-year periods. Rent for the lease is paid monthly at a rate of $492,800 per year, increasing by 1% each year thereafter.

In addition, pursuant to a separate agreement with the lessor and owner of this property, we have an option to purchase the property for $4.0 million at any time from January 1, 2006 until January 1, 2009.

Director Independence

As a privately held corporation, whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. Further, even if we had securities listed on a national securities exchange, because AEA Investors owns more than 50% of the outstanding equity of the Parent, and Parent owns all of our common stock, we would be deemed a “controlled company” under the rules of either the New York Stock Exchange or Nasdaq and, therefore, would be exempt from the requirements to have a majority of independent directors or compensation and nominating committees consisting entirely of independent directors. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have three directors who would be considered independent within the definitions of either the New York Stock Exchange or Nasdaq: Messrs. Calarco, Sarni (audit committee member) and Steinberg. Mr. Loyack, our President and Chief Executive Officer, is not an independent director because of his position as an executive officer, and Mr. Keisling, our Chairman of the Board, is not an independent director because of his ownership, directly or indirectly, of a significant amount of equity interests in the Parent. Our remaining directors are not independent because of their affiliations with private equity funds that hold approximately 5% or more of the equity interests in the Parent: Messrs. Dalvie, Fischer (audit committee member), Hoesterey (audit committee member) and Mahan are partners of AEA Investors; Mr. Andersen is the managing partner and co-founder of Clearview; and Mr. Perper (audit committee member) is a managing partner with Wachovia Capital.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that year were $485,255. The aggregate fees billed by Deloitte & Touche for the audit of the Company’s financial statements for the period May 11, 2005 to December 31, 2005 and for the Predecessor’s financial statements for the period January 1, 2005 to May 10, 2005 and for the reviews of the financial statements for the interim periods within those periods were $403,175.

Aggregate Audit-Related Fees

The aggregate fees billed by Deloitte & Touche for professional services rendered for the Company for the year ended December 31, 2006 were $438,340. Aggregate fees billed by Deloitte & Touche for professional services rendered to the Company for the periods May 11, 2005 to December 31, 2005 and January 1, 2005 to May 10, 2005 were $485,223. Audit-related fees include reviews of and required procedures related to other 1933 and 1934 Act filings and registration statements (Forms 8-K, S-1, S-4) and related consents and comfort letters and employee benefit plans.

Tax Fees

The aggregate fees billed by Deloitte & Touche for professional tax services rendered for the Company for the year ended December 31, 2006 were $221,423. The aggregate fees billed by Deloitte & Touche for professional tax services rendered to the Company for the periods May 11, 2005 to December 31, 2005 and January 1, 2005 to May 10, 2005 were $92,879. Professional tax services include tax compliance, tax planning and related tax services.

Pre-Approval Policies and Procedures

The Audit Committee annually engages and pre-approves the audit and audit-related services performed by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are required to be specifically identified and submitted to the Audit Committee for approval during regularly scheduled meetings.

For 2006, the Audit Committee discussed the non-audit services with Deloitte and Touche LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Deloitte and Touche LLP was compatible with maintaining their independence.

Item 15.	Exhibits.

(a)	The following documents are filed as part of this report:
(i)	Financial Statements

(b)	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
Polymers Holdings LLC, Compression Polymers Holding II Corporation, Vycom Corp.,
Compression Polymers Corp. and CPCapitol Acquisition Corp. and North Keyser Partners,
(filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on May 12, 2006 (the
“Form S-4”) and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among
Compression Polymers Holdings LLC, Compression Polymers Holding II Corporation,
Compression Polymers Corp., Vycom Corp. and CPCapitol Acquisition Corp. (filed as
Exhibit 2.2 to the Form S-4 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and
Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).
2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG International
I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 13, 2006 (the
“December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International
Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as Compression
Polymers Holding II Corporation) (filed as Exhibit 3.3 to the Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International Inc. to the
(formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a)
Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers Holding II
Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding Corporation, page
Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as
CPH Sub II Corporation, CPC Sub I Corporation, VC Sub I Corporation, Compression

Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., as trustee (filed
Exhibit 4.2 to the Form S-4 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of April 28, 2006, among Santana Holdings Corp.,
Santana Products, Inc., Compression Polymers Holding Corporation, Compression Polymers
Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells
Fargo Bank, N.A., as trustee (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference).
4.4	Third Supplemental Indenture dated as of January 31, 2007, among CPG International I Inc., a Delaware corporation, CPG International Inc., the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., a national banking association, as Trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 2, 2007 (the “February
2, 2007 Form 8-K”) and incorporated herein by reference).
4.5	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as
Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.6	The Registration Rights Agreement, dated July 5, 2005, among Compression Polymers listed
Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors on the signature page thereof, and Wachovia Capital Markets, LLC (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference).
4.7	The Registration Rights Agreement, dated as of April 28, 2006, by and among Compression
Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wachovia Capital Markets, LLC (filed as
Exhibit 4.6 to the Form S-4 and incorporated herein by reference).
4.8	The Registration Rights Agreement, dated as of January 31, 2007, among CPG International
I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and
AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP (filed as
Exhibit 4.3 to the February 2, 2007 Form 8-K and incorporated herein by reference).
4.9	The Registration Rights Agreement, dated as of January 31, 2007, among CPG International
I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and
Orpheus Funding LLC, Midland National Life Insurance Company, North American
Company for Life and Health Insurance, Sands Point Funding Ltd., Kennecott Funding Ltd.,
1888 Fund, Ltd. and Copper River CLO Ltd. (filed as Exhibit 4.4 to the February 2, 2007
Form 8-K and incorporated herein by reference).
10.1	Second Amended and Restated Credit Agreement, dated as of May 10, 2005, by and among
Compression Polymers Holding Corporation, Compression Polymers Holding II
Corporation, the subsidiary guarantors named therein, the several banks, other financial institutions and related funds as may from time to time become parties thereto, and
Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the
Form S-4 and incorporated herein by reference).
10.2	First Amendment to Credit Agreement, dated as of April 24, 2006, by and among signature
Compression Polymers Holding Corporation, Compression Polymers Holdings II
Corporation, the subsidiary guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, National Association, as administrative agent (filed as

Exhibit 10.2 to the Form S-4 and incorporated herein by reference).
10.3	Second Amendment and Waiver to Credit Agreement, dated as of January 17, 2007, by and among CPG International I Inc., CPG International Inc., the subsidiary guarantors named therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Amended and Restated Employment Agreement, as of January 1, 2006, among Compression
Polymers Holding Corporation, Compression Polymers Corp., Vycom Corp. and James
Keisling (filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference).
10.6	Amended and Restated Employment Agreement, as of January 1, 2006, among Compression
Polymers Holding Corporation, Compression Polymers Corp., Vycom Corp. and John
Loyack (filed as Exhibit 10.5 to the Form S-4 and incorporated herein by reference).
10.7	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.8	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding the
Corporation, Compression Polymers Corp. and Mike Kapuscinski (filed as Exhibit 10.7 to
Form S-4 and incorporated herein by reference).
10.9	Employment Agreement, as of October 4, 2005, among Compression Polymers Holding
Corporation, Compression Polymers Corp., Vycom Corp. and Scott Harrison (filed as
Exhibit 10.8 to the Form S-4 and incorporated herein by reference).
10.10	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).
10.11	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 the Form S-4 and incorporated herein by reference).
10.12	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

And Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3

Consolidated Statements of Operations for the year ended December 31, 2006, periods May 11to December 31,2005 and January 1 to May 10, 2005 and the year ended December 31, 2004	F-4

Consolidated Statements of Shareholder’s Equity for the year ended December 31, 2006, periods May 11to December 31, 2005 and January 1 to May 10, 2005 and the year ended 2004	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the periods May 11 to December 31, 2005 and January 1 to May 10, 2005 and year ended December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CPG International, Inc.

Scranton, PA

We have audited the accompanying consolidated balance sheets of CPG International, Inc. (the "Successor") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder's equity, and cash flows of the Successor for the year ended December 31, 2006 and for the period May 11, 2005 to December 31, 2005 and of Compression Polymers Holdings LLC (the “Predecessor”) for the period January 1, 2005 to May 10, 2005 and for the year ended December 31, 2004 (collectively, the “Companies”). These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2006 and 2005, and the results of the Successor’s operations and cash flows for the year ended December 31, 2006 and for the period May 11, 2005 to December 31, 2005, and of the Predecessor’s operations and cash flows for the period January 1, 2005 to May 10, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, PA

March 29, 2007

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

And Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and December 31, 2005

(dollars in thousands)

	December 31,	December 31,
	2006	2005
ASSETS:
Current assets:
Cash	$2,173	$14,785
Receivables:
Trade, less allowance for doubtful accounts of $1,497 and $820 in 2006 and 2005, respectively	29,325	14,769
Income taxes	1,836	1,743
Inventories	45,493	44,691
Deferred income taxes—current	9,192	3,313
Prepaid expenses and other	4,568	4,726
Total current assets	92,587	84,027
Property and equipment—net	79,935	70,749
Goodwill	232,786	213,682
Intangible assets —net	92,408	86,611
Deferred financing costs—net	10,080	9,849
Total assets	$507,796	$464,918

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable—primarily trade	$25,680	$34,014
Current portion of capital lease	647	—
Current portion of long-term debt obligations	9,508	71
Accrued interest	13,887	11,088
Accrued expenses	9,245	6,032
Total current liabilities	58,967	51,205
Deferred income taxes	43,715	39,725
Capital lease obligation—less current portion	3,010	1,517
Long-term debt—less current portion	245,132	215,014
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	165,066	165,066
Retained deficit	(8,094)	(7,609)
Total shareholder’s equity	156,972	157,457
Total liabilities and shareholder’s equity	$507,796	$464,918

See notes to consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Consolidated Statements of Operations

December 31, 2006, 2005 and 2004

(dollars in thousands)

	Successor		Predecessor
		Period	Period
		May 11,	January 1,
		2005	2005
	Year Ended	to	to	Year Ended
	December 31,	December 31,	May 10,	December 31,
	2006	2005	2005	2004
Net sales	$261,790	$140,672	$81,931	$171,060
Cost of sales	(193,417)	(113,076)	(58,854)	(121,121)
Gross margin	68,373	27,596	23,077	49,939
Selling, general and administrative expenses	(40,249)	(18,870)	(21,905)	(20,451)
Operating income	28,124	8,726	1,172	29,488

Other income (expenses):
Interest expense	(28,897)	(21,293)	(1,906)	(14,133)
Interest income	212	118	46	51
Miscellaneous – net	306	158	(384)	(266)
Total other expenses-net	(28,379)	(21,017)	(2,244)	(14,348)

(Loss) income before income taxes	(255)	(12,291)	(1,072)	15,140
Income tax (expense) benefit	(230)	4,682	(3,060)	(5,870)
Net (loss) income	$(485)	$(7,609)	$(4,132)	$9,270

See notes to consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive
					Paid - in	Deferred	Income
	Common Units		Preferred Units		Capital	Compensation	(Loss)		Total
	Units	.01 Par	Units	No Par				Retained	Shareholder’s
Predecessor	Outstanding	Value	Outstanding	Value				Earnings	Equity
Balance- January 1, 2004	59	$—	910	$—	$64,421	$(1,767)	$(525)	$10,656	$72,785
Derivative income, net of deferred tax expense of $804	—	—	—	—	—	—	1,282	—	1,282
Net income	—	—	—	—	—	—	—	9,270	9,270
Comprehensive income	—	—	—	—	—	—	—	—	10,552
Preferred unit distribution	—	—	—	—	(35,119)	—	—	(17,881)	(53,000)
Compensation expense recorded on vested restricted units	—	—	—	—	—	219	—	—	219
Issuance of preferred units	—	—	58	—	1		—	—	1
Issuance of restricted common units	5	—	—	—	132	(132)	—	—	—
Forfeiture of restricted common units	(3)	—	—	—	(74)	74	—	—	—
Market value adjustment to restricted common units	—	—	—	—	(661)	661	—	—	—
Balance – December 31, 2004	61	$—	968	$—	$28,700	(945)	$757	$2,045	$30,557
Derivative income, net of deferred tax expense of $80	—	—	—	—	—	—	129	—	129
Realized derivative income	—	—	—	—	—	—	(886)	—	(886)
Net loss	—	—	—	—	—	—	—	(4,132)	(4,132)
Comprehensive loss	—	—	—	—	—	—	—	—	(4.889)
Compensation expense recorded on vested restricted units	—	—	—	—	12,800	—	—	—	12,800
Market value adjustment to restricted common units	—	—	—	—	176	(143)	—	—	33
Balance – May 10, 2005	61	$—	968	$—	$41,676	$(1,088)	$—	$(2,087)	$38,501

				Accumulated
	Common Shares		Additional	Other	Retained	Total
	Shares	No Par	Paid—in	Comprehensive	Earnings	Shareholder’s
Successor	Outstanding	Value	Capital	Income	/(Deficit)	Equity
Balance – May 11, 2005	—	$—	$—	$—	$—	$—
Initial capital contribution-Transaction	10	—	165,000	—	—	165,000
Additional paid-in capital	—	—	66	—	—	66
Net loss and comprehensive loss	—	—	—	—	(7,609)	(7,609)
Balance – December 31, 2005	10	$—	$165,066	$—	$(7,609)	$157,457
Additional paid-in capital	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	(485)	(485)
Balance – December 31, 2006	10	$—	$165,066	$—	$(8,094)	$156,972

See notes to consolidated financial statements.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2006, 2005 and 2004

	Successor		Predecessor
		Period	Period
	Year	May 11, 2005	January 1,2005	Year
	Ended	to	to	Ended
	December 31,	December 31,	May 10,	December 31,
(Dollars in thousands)	2006	2005	2005	2004
Cash flows from operating activities:
Net (loss) income	$(485)	$(7,609)	$(4,132)	$9,270
Adjustments to reconcile net income to net cash flows provided by operating activities:
Interest accretion on subordinated debt	—	—	—	39
Write-off of deferred financing fees	—	5,252	—	3,377
Depreciation and amortization	13,813	7,389	2,171	7,333
Amortization of deferred financing fees classified as interest	1,679	989	—	258
Amortization of debt premium	(21)	—	—	—
Deferred income tax provision	1,283	(4,868)	(414)	2,341
Loss on disposition of fixed asset	2	—	—	—
Stock-based compensation from vesting of restricted units	—	—	12,800	219
Changes in certain assets and liabilities:
Trade receivables	(9,505)	3,461	(4,687)	520
Inventories	1,483	(886)	2,398	(12,774)
Prepaid expenses and other currents assets	273	(3,540)	1,006	(1,605)
Accounts payable- primarily trade	(11,300)	16,214	(720)	4,244
Income taxes, net	—	—	—	(3,517)
Accrued expenses and interest	4,690	6,723	3,538	746
Net cash provided by operating activities	1,912	23,125	11,960	10,451
Cash flows used in investing activities:
Acquisition of equity interest in Predecessor	—	(212,756)	—	—
Acquisition of Santana, net of cash received	(34,980)	—	—	—
Purchases of property and equipment	(16,995)	(17,295)	(4,489)	(7,299)
Proceeds from disposition of fixed asset	9	—	—	—
Net cash used in investing activities	(51,966)	(230,051)	(4,489)	(7,299)
Cash flows from financing activities:
Capital contribution	—	165,066	—	—
Proceeds from long-term obligation	30,150	440,000	—	146,171
Net borrowings under revolving credit facility	9,500	—	—	—
Payment of Predecessor long-term obligations	—	(140,214)
Payments on long-term obligations	(298)	(225,034)	(3,820)	(97,378)
Payments of financing fees	(1,910)	(24,964)	—	(798)
Proceeds from the issuance of restricted common units	—	—	—	1
Preferred unit contributions (distribution)	—	—	509	(53,000)
Net cash provided by (used in) financing activities	37,442	214,854	(3,311)	(5,004)
Net (decrease) increase in cash and cash equivalents	(12,612)	7,928	4,160	(1,852)
Cash and cash equivalents – Beginning of period	14,785	6,857	2,697	4,549
Cash and cash equivalents – End of period	$2,173	$14,785	$6,857	$2,697
Supplemental disclosures:
Cash paid for interest	$25,253	$20,799	$1,756	$8,858
Capital expenditures in accounts payable at end of period	$287	$—	$—	$—
Federal, state and local taxes paid	$158	$1,432	$—	$5,427
Change in fair value of interest rate swap agreement	$—	$—	$—	$1,282
Increase in value of restricted common units	$—	$—	$176	$(661)
Excess of formula value from issuance of restricted common units	$—	$—	$—	$133
Property/equipment acquired by execution of a capital lease obligation	$2,305	$—	$—	$1,500

See notes to consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). They include the accounts of CPG International Inc. (formerly known as Compressions Polymers Holding II Corporation) and Subsidiaries on a consolidated basis (the “Successor”). All significant intercompany transactions have been eliminated in consolidation.

On May 10, 2005, CPG International Inc., a Delaware corporation (the “Successor”) consummated the acquisition (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”). CPG International I Inc., formerly known as Compression Polymers Holding Corporation, a Delaware corporation (“CPG”) and the Successor were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction. Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

All references herein to the “Company” mean (1) the Predecessor for the periods ending on or prior to May 10, 2005, and (2) the Successor for the periods beginning after May 10, 2005.

As a result of the Transaction and resulting change in control and change in historical cost basis of accounting, the Company is required to present separately the operating results for Predecessor periods up to and including the closing date of the Transaction (May 10, 2005) and the Successor periods following the closing date of the Transaction (May 11, 2005 and thereafter). The financial statements and operating results identified as belonging to the Predecessor are those of Compression Polymers Holdings LLC, the parent entity existing for all periods shown prior to the completion of the Transaction. For the periods beginning after the Transaction, the financial statements and operating results presented herein are those of the Successor. The Successor has guaranteed debt securities of CPG, and, as a result, although CPG is the issuer of the debt securities, as required by SEC rules, the financial statements included herein for the periods beginning after the Transaction are that of the Successor, unless otherwise noted. The Successor has no interests, operations or activities other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Successor included herein. See Note 14 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenues are recognized at the time product is shipped to the customer and title transfers.

The Company accrues for sales returns, discounts and other allowances based on a current evaluation of experience based on the stated terms of the transactions. Should actual experience differ from estimates, revisions to the liability recorded would be required.

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising and product brochures. Such costs are expensed as incurred and included in selling, general and administrative expenses. Total advertising expenses were approximately $9,349,000 for the year ended December 31, 2006, $3,190,000 for the period of January 1, 2005 through May 10, 2005 and $4,631,000 for the period of May 11, 2005 through December 31, 2005. Total advertising expenses were approximately $5,520,000 for the year ended December 31, 2004.

Shipping and Handling Costs

The Company includes all shipping and handling costs as cost of sales. Freight billed to customers is recorded in net sales.

Allowance for Doubtful Accounts

Credit is extended to commercial, institutional, residential and industrial construction customers based on an evaluation of their financial condition and collateral is generally not required. The evaluation of the financial condition is performed to reduce the risk of loss. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Amounts are written-off when they are determined to be uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	Successor		Predecessor
		Period	Period
	Year	May 11, 2005	January 1,
	Ended	to	2005 to
	December 31,	December 31,	May 10,
(Dollars in thousands)	2006	2005	2005
Beginning balance	$820	$630	$681
Increase for bad debt expense(1)	855	336	183
Decrease for accounts written off	(178)	(146)	(234)
Ending balance	$1,497	$820	$630

______________

(1) Includes approximately $0.5 million added at April 29, 2006 in allowance for doubtful accounts in conjunction with the purchase price allocation related to the Santana Acquisition.

Cash and Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Inventories

Inventories (mainly, petrochemical resin) are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”), and reduced for slow-moving and obsolete inventory.

Inventory obsolescence write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. At the end of each quarter, management within each business segment, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence write-down based on customer demand of the item, the quantity of the item on hand and the length of time the item has been in inventory.

Vendor Rebates

Certain vendor rebates and incentives are earned by us only when a specified level of annual purchases are achieved. We account for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate. The amounts are recorded as a reduction to cost of sales based on the purchase volume and inventory turns during the interim period.

Product Warranties

The Company provides a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Warranty reserves require a high level of judgment as our AZEK products have only been on the market for 8 years, so we must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for this product. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at December 31, 2006 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. Components of the reserve for warranty costs are as follows:

	Successor		Predecessor
		Period	Period
	Year	May 11,	January 1,
	Ended	2005 to	2005 to
	December 31,	December 31,	May 10,
(Dollars in thousands)	2006	2005	2005
Beginning balance	$1,786	$1,786	$—
Additions	103	450	2,010
Warranty cost incurred	(35)	(450)	(224)
Ending balance	$1,854	$1,786	$1,786

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Construction in progress is also recorded at cost and includes capitalized interest and capitalized payroll costs and related costs such as taxes, retirement costs and other fringe benefits. Major additions and betterments are capitalized and depreciated over their estimated useful lives. Items considered repair and/or maintenance are charged to operations in the year incurred. Depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	10 years
Building and improvements	20-40 years
Manufacturing equipment	2-7 years
Office furniture and equipment	3-5 years

The Company regularly assesses the recoverability of its long-lived assets used in operations whenever events or changes in circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. At December 31, 2006 and 2005, the Company concluded that no impairment to the carrying value of its long-lived assets exists.

Deferred Financing Costs

The Company had recorded deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and then amortized over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at December 31, 2006 and 2005 were $10,080,000 and $9,849,000, respectively.

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill and non-amortizable intangibles are evaluated annually to determine the recoverability of carrying amounts. The evaluation, performed at the reporting unit level, is based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company has determined that no impairment of goodwill or other intangibles existed at December 31, 2006 and 2005. Amortizable intangibles such as customer relationships, non-compete agreement and proprietary knowledge, will be tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company amortizes the following intangible assets: Customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). See Note 6 for more detail regarding goodwill and intangible assets.

Retirement Benefits

The Company offers a 401(k) benefit to all employees after one full year of service. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefit. Each participant may contribute up to 100% of his or her salary, within dollar limitations set forth by the ERISA guidelines. The Company may also make discretionary contributions to the 401(k) Plan. Total company contributions to the 401(k) Plan were $150,000, nil and $250,000 for the year ended December 31, 2006, for the period of January 1, 2005 to May 10, 2005 and May 11, 2005 to December 31, 2005, respectively, and $150,000 for the year ended December 31, 2004.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$245,140	$251,983
Revolving credit facility	$9,500	$9,500

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2005 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$215,085	$208,394

All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.

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

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense in the statement of operations over the vesting period of the awards. SFAS No. 123R was effective for the Company as of the January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated financial statements, since there are no stock based compensation plans in existence at this time.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle The Company is currently evaluating the potential impact FIN 48 adoption will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2.	SEGMENT INFORMATION

The Company operates the following two business units: AZEK Building Products, Inc. (“AZEK Building Products”), formerly known as Vycom Corp. that includes residential building products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), formerly known as Compression Polymers Corp., which includes highly engineered commercial building products such as synthetic bathroom and locker products. The components of each business unit are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s chief operating decision makers (which consists of the Company’s President and Chief Executive Officer, and Chief Financial Officer), regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on gross margin and operating income. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are based on resin prices plus an appropriate margin and are reviewed periodically by management. Corporate overhead costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), as well as interest on the additional debt related to the Santana Acquisition, are not allocated to segments, and as such are presented separately.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$162,198	$99,592	$—	$—	$261,790
Intersegment net sales	1,190	136	—	(1,326)	—
Total net sales	163,388	99,728	—	(1,326)	261,790
Cost of sales	(120,111)	(74,632)	—	1,326	(193,417)
Gross margin	43,277	25,096	—	—	68,373
Selling, general and administrative expenses	(21,001)	(11,206)	(8,042)	—	(40,249)
Operating income (loss)	$22,276	$13,890	$(8,042)	$—	$28,124

Segmented financial data:
Interest expense	$(15,836)	$(11,072)	$(1,989)	$—	$(28,897)
Interest income	$75	$94	$43	$—	$212
Depreciation and amortization classified as:
Cost of sales	$5,905	$4,925	$—	$—	$10,830
Selling, general and administrative expense	1,327	1,287	369	—	2,983
Total depreciation and amortization	$7,232	$6,212	$369	$—	$13,813
Total capital expenditures(1)	$13,427	$423	$3,432	$—	$17,282

______________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment from January 1, 2005 through May 10, 2005:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$58,385	$23,546	$—	$—	$81,931
Intersegment net sales	779	—	—	(779)	—
Total net sales	59,164	23,546	—	(779)	81,931
Cost of sales	(41,920)	(17,713)	—	779)	(58,854)
Gross margin	17,244	5,833	—	—	23,077
Selling, general and administrative expenses	(6,314)	(1,755)	(13,836)	—	(21,905)
Operating income (loss)	$10,930	$4,078	$(13,836)	$—	$1,172
Segmented financial data:
Interest expense	$(2,029)	$123	$—	$—	$(1,906)
Interest income	$29	$17	$—	$—	$46
Depreciation and amortization classified as:
Cost of sales	$1,133	$908	$—	$—	$2,041
Selling, general and administrative expenses	31	99	—	—	130
Total depreciation and amortization	$1,164	$1,007	$—	$—	$2,171
Total capital expenditures(1)	$4,264	$225	$—	$—	$4,489

_________________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth summarized financial information for the Company by business segment from May 11, 2005 through December 31, 2005:

	AZEK
	Building	Scranton
	Products	Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$91,310	$49,362	$—	$—	$140,672
Intersegment net sales	1,293	—	—	(1,293)	—
Total net sales	92,603	49,362	—	(1,293)	140,672
Cost of sales	(69,722)	(44,647)	—	1,293	(113,076)
Gross margin	22,881	4,715	—	—	27,596
Selling, general and administrative expenses	(11,795)	(4,654)	(2,421)	—	(18,870)
Operating income (loss)	$11,086	$61	$(2,421)	$—	$8,726

Segmented financial data:				—
Interest expense	$(9,073)	$(12,220)	$—	$—	$(21,293)
Interest income	$60	$58	$—	$—	$118
Depreciation and amortization classified as:
Cost of sales	$2,597	$2,914	$—	$—	$5,511
Selling, general and administrative expenses	823	1,055	—	—	1,878
Total depreciation and amortization	$3,420	$3,969	$—	$—	$7,389
Total capital expenditures (1)	$16,699	$596	$—	$—	$17,295

____________________

(1)	Includes capital expenditures in accounts payable.
(2)

Category contains corporate overhead costs. Additional overhead costs which were once allocated to the Scranton Products and AZEK Building Products segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers. Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information for the Predecessor by business segment for the year ended December 31, 2004:

	AZEK
	Building	Scranton
	Products	Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$103,090	$67,970	$—	$—	$171,060
Intersegment net sales	1,697	—	—	(1,697)	—
Total net sales	104,787	67,970	—	(1,697)	171,060
Cost of sales	(70,264)	(52,554)	—	1,697	(121,121)
Gross margin	34,523	15,416	—	—	49,939
Selling, general and administrative expenses	(13,217)	(4,878)	(2,356)	—	(20,451)
Operating income (loss)	$21,306	$10,538	$(2,356)	$—	$29,488
Segmented financial data:
Interest expense	$(8,390)	$(5,743)	$—	$—	$(14,133)
Interest income	$27	$24	$—	$—	$51
Depreciation and amortization classified as:
Cost of sales	$3,998	$3,036	$—	$—	$7,034
Selling, general and administrative expenses	78	221	—	—	299
Total depreciation and amortization	$4,076	$3,257	$—	$—	$7,333
Total capital expenditures (1)	$6,038	$1,261	$—	$—	$7,299

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

________________________

(1)	Includes capital expenditures in accounts payable.

(2) Category contains corporate overhead costs. Additional overhead costs which were once allocated to the Scranton Products and AZEK Building Products segments have been reclassified to Corporate as they are evaluated as part of corporate overhead by the Company’s decision makers. Similar reclassifications were made to the prior period Corporate column in order to conform with the current period presentation.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	December 31,	December 31,
	2006	2005
Total assets:
AZEK Building Products	$292,389	$295,063
Scranton Products	208,681	169,855
Corporate	6,726	—
Total consolidated assets	$507,796	$464,918

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Year		May 11, 2005		January 1, 2005		Year
	Ended		to		to		Ended
	December 31, 2006		December 31, 2005		May 10, 2005		December 31, 2004
		% of		% of		% of		% of
		AZEK		AZEK		AZEK		AZEK
	% of	Building	% of	Building	% of	Building	% of	Building
	Consolidated	Products	Consolidated	Products	Consolidated	Products	Consolidated	Products
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
Distributor A	22%	35%	26%	42%	28%	40%	21%	35%
Distributor B	11	17	11	18	10	14	8	14
Total	33%	52%	37%	60%	38%	54%	29%	49%

3.	ACQUISITION OF SANTANA HOLDINGS CORPORATION

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $36.0 million. Concurrently with the closing of the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of its Floating Rate Notes. See Note 8. The additional balance was funded by the borrowing of approximately $5.3 million under the Company’s senior secured credit facility. These proceeds were also used to pay $1.6 million of fees and expenses related to the Santana Acquisition, including financing fees, advisory fees and other transaction costs. Santana Products, Inc. has been included within our Scranton Products segment as of April 29, 2006. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations. The purchase price, which includes $1.6 million in transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as deferred acquisition costs. The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At April 29,
(Dollars in thousands)		2006

Purchase price		$34,429
Transaction costs		1,609
		36,038
Less:
Cash and cash equivalents	$1,058
Accounts Receivable	5,051
Inventory	2,285
Other current assets	153
Deferred acquisition costs related to the Santana Acquisition	943
Deferred income taxes	591
Property, plant and equipment	1,020
Intangibles	8,200
Total assets acquired	19,301
Accounts payable assumed	2,679
Other liabilities assumed	2,059
Total liabilities assumed	4,738
		(14,563)
Goodwill (excess purchase price over net asset value)		$21,475

The following pro forma consolidated financial information for the years ended December 31, 2006 and 2005 are presented as though the Santana Acquisition occurred on January 1, 2005. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2005, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 29, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in thousands)	2006	2005

Net sales	$271,847	$254,881

Net loss	$(4,478)	$(11,423)

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

4.	INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2006	2005
Raw materials	$21,640	$18,096
Finished goods and work in process	23,853	26,595
Total inventories	$45,493	$44,691

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2006	2005
Land and improvements	$1,701	$1,701
Buildings and improvements	22,414	19,093
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	2,305	—
Manufacturing equipment	62,684	47,793
Office furniture and equipment	3,829	892
Total property and equipment	94,433	70,979
Construction in progress	2,833	5,694
	97,266	76,673
Accumulated depreciation	(17,331)	(5,924)
Total property and equipment - net	$79,935	$70,749

Depreciation expense for the year ended December 31, 2006 was approximately $11,410,000. Depreciation expense for the period January 1 to May 10, 2005 and May 11 through December 31, 2005 was approximately $2,156,000 and $5,900,000, respectively. Also depreciation expense for the year ended December 31, 2004 was approximately $7,273,000.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	December 31,	December 31,
(Dollars in thousands)	Years	2006	2005
Goodwill	—	$232,786	$213,682
Non-amortizable intangibles
Trademarks	—	71,400	$64,200
Amortizable intangibles-
Non-compete agreement	5	100	—
Accumulated amortization non-compete agreement		(13)	—
Non-compete agreement- net		87	—

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

Customer relationships	10	23,000	22,100
Accumulated amortization customer relationships		(3,682)	(1,412)
Customer relationships-net		19,318	20,688

Proprietary knowledge	15	1,800	1,800
Accumulated amortization proprietary knowledge		(197)	(77)
Proprietary knowledge-net		1,603	1,723

Total amortizable intangibles-net		21,008	22,411
Intangible assets – net		$92,408	$86,611

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

Amortization expense for the year ended December 31, 2006 was approximately $2,403,000. Amortization expense for the period of January 1 to May 10, 2005 and May 11 through December 31, 2005 was approximately $15,000 and $1,489,000, respectively. Also amortization expense for the year ended December 31, 2004 was approximately $60,000.

Annual amortization on customer relationships is expected to be approximately $2,300,000 over the next 9 years, whereas annual amortization on proprietary knowledge is expected to be approximately $120,000 over the next 14 years. Annual amortization on non-compete agreement is expected to be approximately $20,000 over the next 4 years.

The following table summarizes the changes in the Company’s goodwill for the period of May 11, 2005 to December 31, 2005 and for the year ended December 31, 2006:

(Dollars in thousands)
Goodwill at May 11, 2005	$—
Purchase goodwill related to the Transaction	213,682
Goodwill at December 31, 2005	$213,682
Purchase adjustments related to the Transaction for deferred income taxes	(2,371)
Purchase goodwill related to the Santana Acquisition	21,475
Goodwill at December 31, 2006	$232,786

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2006	2005

Deferred financing costs	$12,748	$10,838
Accumulated amortization	(2,668)	(989)
Total deferred financing costs, net	$10,080	$9,849

Amortization of deferred financing costs for the year ended December 31, 2006 was approximately $1,679,000. Amortization of deferred financing costs for the period of January 1, 2005 to May 10, 2005 and May 11, 2005 to December 31, 2005 was approximately $47,000 and $989,000 respectively. Also, amortization expense for the year ended December 31, 2004 was approximately $259,000. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2006	2005
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.33% at
December 31, 2006 and 10.67% at December 31, 2005) (includes premium of
$132 at December 31, 2006)	95,132	65,000
Credit Facility – (8.14% - 9.75% at December 31, 2006)	9,500	—
Notes payable	8	85

Total	254,640	215,085
Less current portion	(9,508)	(71)
Long-term debt—less current portion	$245,132	$215,014

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Senior Unsecured Floating and Fixed Rate Notes (the “Notes”).

On January 31, 2007, in connection with the Procell Acquisition, CPG issued an additional $33.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Notes.

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

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

The senior secured revolving credit facility imposes certain restrictions on agreement governing the Company, CPG and the subsidiary guarantors, including restrictions on their ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio (total senior indebtedness on the last day of any fiscal quarter over consolidated earnings before interest, taxes, depreciation and amortization for the preceding twelve-month period) less than or equal to 1.5 to 1.0. Indebtedness under the senior secured revolving credit facility is secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility is guaranteed by the Company and all of the domestic subsidiaries of CPG, including Scranton Products Inc. and AZEK Building Products.

The Company was in compliance with the restrictions imposed by the senior secured revolving credit facility for the year ended December 31, 2006.

As of December 31, 2006, there was $9,500,000 outstanding under, and a letter of credit of $1,255,000 held against, the senior secured credit facility, which had an additional $29.2 million available for borrowing as of such date.

As of December 31, 2006, the Company has scheduled long term debt payments (excluding interest) of $9,508,000, nil, nil, nil, nil, and $245,000,000 due for the years 2007 through 2011 and thereafter.

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

In December 2004, certain of the Predecessor’s stockholders created a related party entity and purchased land, building and other personal property for a total of $1,500,000. The Predecessor then entered into a 20-year capital lease with the related entity in order to replicate certain of its manufacturing operations in this facility in 2005. In connection with the Transaction between the Predecessor and the Successor, this capital lease was amended and restated on May 10, 2005. The initial term of the amended capital lease commenced on May 10, 2005 and will continue until May 10, 2009. Upon the expiration of the initial term, the lessee may extend the term for five additional four-year terms. Annual rent of $497,728 was paid for the year ended December 31, 2006. The rent increases by 1% annually per year through the term of the lease. As a further condition to the consummation of the Transaction, the Successor purchased from the related entity an option, beginning January 1, 2006 and expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

The Company leases office equipment, vehicles and an office under operating leases expiring during the next six years.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

Future minimum rental payments at December 31, 2006 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2007	$1,150	$874
2008	1,131	778
2009	1,125	650
2010	927	491
2011	727	363
Thereafter	7,298	605
Total	12,358	$3,761
Less amount representing interest	(8,701)
Present value of minimum capital lease payments	3,657
Less current installments of obligations under capital leases	(647)
Obligations under capital leases—excluding current installments	$3,010

Total rent expense for the year ended December 31, 2006 was approximately $480,000. Rent expense for the Successor period of May 11, 2005 to December 31, 2005 was approximately $219,000. Rent expense for the Predecessor periods of January 1, 2005 to May 10, 2005 and the year ended December 31, 2004 was approximately $109,000 and $264,000, respectively.

10.	INCOME TAXES

Components of the income tax expense for the periods ended:

	Successor		Predecessor
	Year	May 11, 2005	January 1,	Year
	Ended	to	2005 to	Ended
(Dollars in thousands)	December 31,	December 31,	May 10,	December 31,
	2006	2005	2005	2004
Current:
Federal	$—	$—	$(2,929)	$(3,099)
State and local	(13)	(185)	(131)	(430)
Total current	(13)	(185)	(3,060)	(3,529)
Deferred:
Federal	(28)	3,955	—	(2,097)
State and local	(189)	912	—	(244)
Total deferred	(217)	4,867	—	(2,341)
Income tax benefit (expense)	$(230)	$4,682	$(3,060)	$(5,870)

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

Income tax (provision) benefit differed from the amounts computed by applying the US Federal income tax rate of 34% to income before income taxes as a result of the following:

	Successor		Predecessor
		May 11, 2005	January 1,
	Year Ended	to	2005 to	Year Ended
	December 31,	December 31,	May 10,	December 31,
	2006	2005	2005	2004
Benefit (expense) at federal statutory rate	$86	$4,252	$364	$(5,299)
State and local tax expense – net of federal benefit	(134)	480	(86)	(438)
Nondeductible expenses and other	(182)	(50)	(3,338)	(133)
Income tax benefit (expense)	$(230)	$4,682	$(3,060)	$(5,870)

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences. Deferred tax assets (liabilities) consist of the following at December 31:

(Dollars in thousands)	2006	2005
Deferred tax asset:
Net operating loss carryfowards	$8,358	$4,648
State and local taxes	173	256
Inventory reserves	1,048	1,993
Warranty reserves	678	661
Accrued expenses	1,369	876
Valuation allowance	(1,496)	—
Total	10,130	8,434
Deferred tax liabilities:
Intangibles- net	(33,903)	(33,190)
Prepaid assets	(310)	(316)
Property, plant and equipment	(10,440)	(11,340)
Total	(44,653)	(44,846)
Net deferred tax liability	$(34,523)	$(36,412)

At December 31, 2006, the Company has approximately $20,225,000 of net operating loss carryfowards for federal income tax purposes which expire between the years 2021 to 2026 and approximately $15,594,000 of net operating loss carryfowards for state tax purposes which begin to expire in varying amounts through 2026. Valuation allowances totaling $1,496,000 have been established in 2006 due to management’s analysis indicating that certain state net operating loss carryfowards, the use and life of which are limited under the income tax laws, may expire prior to their full utilization. Management has determined that it is more likely than not that the Company will generate sufficient taxable income in the future to realize the benefit related to its federal net operating loss carryfowards.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

11.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters arising in the ordinary course of business, including the litigation that was filed on March 19, 2007 against the Company and its subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. Due to its preliminary nature, the Company cannot yet assess any potential exposure related to this matter, but plans to defend against this matter vigorously.

12.	RELATED PARTY TRANSACTIONS

The Predecessor entered into a capital lease with certain Predecessor stockholders for land, building and other personal property in December 2004. This capital lease was assumed by the Successor on the Transaction date. Annual rent of $497,728 was paid in the year ended December 31, 2006 in monthly installments of $41,477. The rent increases by 1% annually per year through the term of the lease. As a further condition to the consummation of the Transaction, the Successor purchased from the Lessor an option, beginning January 1, 2006 and expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

AEA Investors, the general partner of CPG International Holdings LP, the Company’s direct parent company, is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to a management agreement with AEA Investors. Under the authorization of the Company’s Board of Directors, the management fee commenced on May 11, 2006. Management fees of $1,021,000 are included in selling, general and administrative expenses for the year ended December 31, 2006.

13.	EQUITY

Common Shares – All of the Company’s issued and outstanding common shares are held by CPG International Holdings LP, its direct parent company. In connection with the Transaction, CPG International Inc. made an initial capital contribution of $165,000,000, all of which was recorded as paid in capital. The Company had 1,000 shares authorized and 10 shares issued and outstanding at December 31, 2006.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at December 31, 2006 and December 31, 2005. Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations and would not differ substantially from the Company’s notes. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	December 31, 2006
(Dollars in thousands)	CPG
	International
Successor	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$2,173	$—	$2,173
Net receivables	—	—	29,325	—	29,325
Inventory	—	—	45,493	—	45,493
Other current assets	—	—	15,596	—	15,596
Total current assets	—	—	92,587	—	92,587
Net property and equipment	—	—	79,935	—	79,935
Goodwill	—	—	232,786	—	232,786
Net intangible assets	—	—	92,408	—	92,408
Other non-current assets	156,972	156,972	10,080	(313,944)	10,080
Total assets	$156,972	$156,972	$507,796	$(313,944)	$507,796
Accounts payable	$—	$—	$25,680	$—	$25,680
Accrued interest	—	—	13,887	—	13,887
Accrued expenses	—	—	9,245	—	9,245
Other current liabilities	—	—	10,155	—	10,155
Total current liabilities	—	—	58,967	—	58,967
Deferred income taxes	—	—	43,715	—	43,715
Long-term debt	—	—	245,132	—	245,132
Other non-current liabilities	—	—	3,010	—	3,010
Equity	156,972	156,972	156,972	(313,944)	156,972
Total liabilities and equity	$156,972	$156,972	$507,796	$(313,944)	$507,796

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2005
(Dollars in thousands)	CPG
	International
Successor	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$14,785	$—	$14,785
Net receivables	—	—	14,769	—	14,769
Inventory	—	—	44,691	—	44,691
Other current assets	—	—	9,782	—	9,782
Total current assets	—	—	84,027	—	84,027
Net property and equipment	—	—	70,749	—	70,749
Goodwill	—	—	213,682	—	213,682
Net intangible assets	—	—	86,611	—	86,611
Other non-current assets	157,457	157,457	9,849	(314,914)	9,849
Total assets	$157,457	$157,457	$464,918	$(314,914)	$464,918
Accounts payable	$—	$—	$34,014	$—	$34,014
Accrued interest	—	—	11,088	—	11,088
Other current liabilities	—	—	6,103	—	6,103
Total current liabilities	—	—	51,205	—	51,205
Deferred income taxes	—	—	39,725	—	39,725
Long-term debt	—	—	215,014	—	215,014
Other non-current liabilities	—	—	1,517	—	1,517
Equity	157,457	157,457	157,457	(314,914)	157,457
Total liabilities and equity	$157,457	$157,457	$464,918	$(314,914)	$464,918

	Year Ended December 31, 2006
(Dollars in thousands)	CPG
	International
Successor	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$261,790	$—	$261,790
Cost of sales	—	—	(193,417)	—	(193,417)
Gross margin	—	—	68,373	—	68,373
Selling, general and administrative expenses	—	—	(40,249)	—	(40,249)
Operating income	—	—	28,124	—	28,124
Interest expense, net of interest income	—	—	(28,685)	—	(28,685)
Miscellaneous, net	—	—	306	—	306
Equity in net income from subsidiary	(485)	(485)	—	970	—
Income tax benefit	—	—	(230)	—	(230)
Net loss	$(485)	$(485)	$(485)	$970	$(485)

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

	Period May 11, 2005 to December 31,2005
(Dollars in thousands)	CPG
	International
Successor	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$140,672	$—	$140,672
Cost of sales	—	—	(113,076)	—	(113,076)
Gross margin	—	—	27,596	—	27,596
Selling, general and administrative expenses	—	—	(18,870)	—	(18,870)
Operating income	—	—	8,726	—	8,726
Interest expense, net of interest income	—	—	(21,175)	—	(21,175)
Miscellaneous, net	—	—	158	—	158
Equity in net income from subsidiary	(7,609)	(7,609)	—	15,218	—
Income tax benefit	—	—	4,682	—	4,682
Net loss	$(7,609)	$(7,609)	$(7,609)	$15,218	$(7,609)

(Dollars in thousands)	Period January 1, 2005 to May 10, 2005
	Compression
	Polymers
Predecessor	Holdings LLC	Guarantor
Consolidating Statement of Operations	(Parent)	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$81,931	$—	$81,931
Cost sales	—	(58,854)	—	(58,854)
Gross margin	—	23,077	—	23,077
Selling, general and administrative expenses	—	(21,905)	—	(21,905)
Operating income	—	1,172	—	1,172
Interest expense, net of interest income	—	(1,860)	—	(1,860)
Miscellaneous, net	—	(384)	—	(384)
Equity in net income from subsidiary	(4,132)	—	4,132	—
Income tax expense	—	(3,060)	—	(3,060)
Net loss	$(4,132)	$(4,132)	$—	$(4,132)

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended December 31, 2004
	Compression
	Polymers
Predecessor	Holdings LLC	Guarantor
Consolidating Statement of Operations	(Parent)	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$171,060	$—	$171,060
Cost sales	—	(121,121)	—	(121,121)
Gross margin	—	49,939	—	49,939
Selling, general and administrative expenses	—	(20,451)	—	(20,451)
Operating income	—	29,488	—	29,488
Interest expense, net of interest income	—	(14,082)	—	(14,082)
Miscellaneous, net	—	(266)	—	(266)
Equity in net income from subsidiary	9,270	—	(9,270)	—
Income tax expense	—	(5,870)	—	(5,870)
Net income	$9,270	$9,270	$(9,270)	$9,270

	Year Ended December 31, 2006
(Dollars in thousand)	CPG
	International
Successor	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net loss	$(485)	$(485)	$(485)	$970	$(485)
Depreciation and amortization	—	—	13,813	—	13,813
Other non-cash expenses	—	—	2,943	—	2,943
Equity in net income from subsidiary	485	485	—	(970)	—
Trade receivables	—	—	(9,505)	—	(9,505)
Inventories	—	—	1,483	—	1,483
Accounts payable	—	—	(11,300)	—	(11,300)
Accrued expenses and interest	—	—	4,690	—	4,690
Other changes in working capital			273		273
Net cash provided by operating activities	—	—	1,912	—	1,912
Purchases of property and equipment	—	—	(16,995)	—	(16,995)
Acquisition of Santana, net	—	—	(34,980)	—	(34,980)
Other cash provided by investing activities	—	—	9	—	9
Net cash used in investing activities	—	—	(51,966)	—	(51,966)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Net proceeds from revolving credit	—	—	9,500	—	9,500
Other cash used in financing activities	—	—	(2,208)	—	(2,208)
Net cash provided by financing activities	—	—	37,442	—	37,442
Net decrease in cash and cash equivalents	—	—	(12,612)	—	(12,612)
Cash and cash equivalents – beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents – end of period	$—	$—	$2,173	$—	$2,173

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

	Period May 11, 2005 to December 31, 2005
(Dollars in thousand)	CPG
	International
Successor	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net loss	$(7,609)	$(7,609)	$(7,609)	$15,218	$(7,609)
Depreciation and amortization	—	—	7,389	—	7,389
Write off of subordinated debt discount and financing fees			5,252	—	5,252
Deferred income tax provision			(4,868)	—	(4,868)
Other non-cash expenses	—	—	989	—	989
Equity in net income from subsidiary	7,609	7,609	—	(15,218)	—
Trade receivables	—	—	3,461	—	3,461
Prepaid expenses and other assets	—	—	(3,540)	—	(3,540)
Accounts payable	—	—	16,214	—	16,214
Other changes in working capital			5,837	—	5,837
Net cash provided by operating activities	—	—	23,125	—	23,125
Purchases of property and equipment	—	—	(17,295)	—	(17,295)
Acquisition, net of cash received	—	—	(212,756)	—	(212,756)
Net cash used in investing activities	—	—	(230,051)	—	(230,051)
Payment of Predecessor long-term debt	—	—	(140,214)	—	(140,214)
Additional paid in capital proceeds	—	—	165,066	—	165,066
Proceeds from issuance of long-term debt	—	—	440,000	—	440,000
Payments on long-term debt	—	—	(220,034)	—	(220,034)
Payments of transaction costs	—	—	(24,964)	—	(24,964)
Other cash used in financing activities	—	—	(5,000)	—	(5,000)
Net cash provided by financing activities	—	—	214,854	—	214,854
Net decrease in cash and cash equivalents	—	—	7,928	—	7,928
Cash and cash equivalents – beginning of period	—	—	6,857	—	6,857
Cash and cash equivalents – end of period	$—	$—	$14,785	$—	$14,785

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)	Period January 1, 2005 to May 10, 2005
	Compression
Predecessor	Polymers
	Holdings LLC	Guarantor
Consolidating Statement of Cash Flows	(Parent)	Subsidiaries	Eliminations	Consolidated
Net loss	$(4,132)	$(4,132)	$4,132	$(4,132)
Depreciation and amortization	—	2,171	—	2,171
Stock-based compensation from vesting of restricted units	—	12,800	—	12,800
Other non-cash expenses	—	(414)	—	(414)
Equity in net loss from subsidiary	4,132	—	(4,132)	—
Trade receivables	—	(4,687)	—	(4,687)
Inventories	—	2,398	—	2,398
Accrued expenses and interest	—	3,538	—	3,538
Other changes in working capital	—	286	—	286
Net cash provided by operating activities	—	11,960	—	11,960
Net cash used in investing activities	—	(4,489)	—	(4,489)
Payments of long-term debt	—	(3,820)	—	(3,820)
Preferred unit contributions	—	509	—	509
Net cash used in financing activities	—	(3,311)	—	(3,311)
Net increase in cash and cash equivalents	—	4,160	—	4,160
Cash and cash equivalents – Beginning of period	—	2,697	—	2,697
Cash and cash equivalents – End of period	$—	$6,857	$—	$6,857

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)	Year Ended December 31, 2004
	Compression
	Polymers
Predecessor	Holdings LLC	Guarantor
Consolidating Statement of Cash Flows	(Parent)	Subsidiaries	Eliminations	Consolidated
Net loss	$—	$9,270	$—	$9,270
Depreciation and amortization	—	7,333	—	7,333
Write off of deferred financing fees	—	3,377	—	3,377
Deferred income tax provision	—	2,341	—	2,341
Other non-cash expenses	—	516	—	516
Equity in net loss from subsidiary	—	—	—	—
Inventories	—	(12,774)	—	(12,774)
Prepaid expenses and other	—	(1,605)	—	(1,605)
Accounts payable	—	4,244	—	4,244
Net income taxes	—	(3,517)	—	(3,517)
Other changes in working capital	—	1,266	—	1,266
Net cash provided by operating activities	—	10,451	—	10,451
Net cash used in investing activities	—	(7,299)	—	(7,299)
Proceeds from the issuance of long-term debt	—	146,171	—	146,171
Payments on long-term debt	—	(97,378)	—	(97,378)
Partner distributions	—	(53,000)	—	(53,000)
Payments on transaction costs	—	(798)	—	(798)
Proceeds from the issuance of restricted common units	—	1	—	1
Net cash used in financing activities	—	(5,004)	—	(5,004)
Net increase in cash and cash equivalents	—	(1,852)	—	(1,852)
Cash and cash equivalents – Beginning of period	—	4,549	—	4,549
Cash and cash equivalents – End of period	$—	$2,697	$—	$2,697

15.	SUBSEQUENT EVENT

On December 13, 2006, CPG entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owns and operates Procell Decking Systems for a purchase price of $54.3 million. Approximately $3.0 million of the sales proceeds were reinvested into CPG by Procell’s prior owners. In addition, approximately $5.0 million of Procell debt was repaid at closing. The acquisition of Procell closed on January 31, 2007. Procell is a privately held manufacturer located in Foley, Alabama, that has developed the next generation product in the synthetic decking market. Procell leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. The Company’s future results of operations will reflect the acquisition of Procell’s business, which will be reported as part of the AZEK Building Products business unit.

CPG International Inc.

F/K/A Compression Polymers Holding II Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

16.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2006	2006	2006	2006	Total
Net sales	$78,066	$66,695	$65,754	$51,275	$261,790
Gross margin	$20,960	$16,515	$17,087	$13,811	$68,373
Operating income	$12,190	$6,534	$6,400	$3,000	$28,124
Net income (loss)	$3,637	$(280)	$(756)	$(3,086)	$(485)

	Predecessor		Successor
		Period	Period
	Quarter	April 1,	May 11,	Quarter	Quarter
	Ended	2005 to	2005 to	Ended	Ended
	March 31,	May 10,	June 30,	September 30,	December 31,
(Dollars in thousands)	2005	2005	2005	2005	2005
Net sales	$64,688	$17,243	$30,419	$59,075	$51,178
Gross margin	$18,909	$4,168	$6,722	$16,039	$4,835
Operating income (loss)	$12,664	$(11,492)	$3,259	$9,501	$(4,034)
Net income (loss)	$6,988	$(11,120)	$(5,064)	$3,252	$(5,797)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: March 29, 2007	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
____/s/ JOHN R.LOYACK___	President, Chief Executive Officer
John R. Loyack	and Director (principal executive officer)	March 29, 2007
_/s/ SCOTT HARRISON_____	Executive Vice President and Chief
Scott Harrison	Financial Officer (principal financial	March 29, 2007
officer and principal accounting officer)
_/s/ JAMES ANDERSEN_
James Andersen	Director	March 29, 2007

/s/ VINCENT A. CALARCO_
Vincent A. Calarco	Director	March 29, 2007

_/s/ SHIVANANDAN A. DALVIE___
Shivanandan A. Dalvie	Director	March 29, 2007

_/s/ GLENN M. FISCHER___ Glenn M. Fischer	Director	March 29, 2007

/s/ BRIAN R. HOESTEREY
Brian R. Hoesterey	Director	March 29, 2007

/s/ JAMES KEISLING
James Keisling	Chairman of the Board	March 29, 2007

__/s/ CHRISTOPHER P. MAHAN_
Christopher P. Mahan	Director	March 29, 2007

_/s/ SCOTT B. PERPER
Scott B. Perper	Director	March 29, 2007

/s/ VINCENT A. SARNI
Vincent A. Sarni	Director	March 29, 2007

/s/ JULIAN M. STEINBERG
Julian M. Steinberg	Director	March 29, 2007

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC Polymers Holdings LLC, Compression Polymers Holding
II Corporation, Vycom Corp., Compression Polymers Corp. and CPCapitol
Acquisition Corp. and North Keyser Partners, (filed as Exhibit 2.1 to the
Registration Statement on Form S-4 filed on May 12, 2006 (the “Form S-4”)
and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among Compression Polymers Holdings LLC, Compression Polymers
Holding II Corporation,Compression Polymers Corp., Vycom Corp. and
CPCapitol Acquisition Corp. (filed as Exhibit 2.2 to the Form S-4 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and Compression Polymers Holding Corporation (filed as
Exhibit 2.3 to the Form S-4 and incorporated herein by reference).

2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG
International I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry
Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on
December 13, 2006 (the “December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry
Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as
Compression Polymers Holding II Corporation) (filed as Exhibit 3.3 to the
Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International
Inc. to the (formerly known as Compression Polymers Holding II Corporation)
(filed as Exhibit 3.3(a) Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers
Holding II Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding
Corporation, page Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee

(filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as CPH Sub II Corporation, CPC Sub I Corporation, VC Sub I
Corporation, Compression Polymers Holding Corporation, Compression
Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., as trustee (filed Exhibit 4.2 to the
Form S-4 and incorporated herein by reference).
4.3	Second Supplemental Indenture, dated as of April 28, 2006, among Santana
Holdings Corp., Santana Products, Inc., Compression Polymers Holding
Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.3 to the Form S-4 and incorporated herein by reference).
4.4

Third Supplemental Indenture dated as of January 31, 2007, among CPG International I Inc., a Delaware corporation, CPG International Inc., the other guarantors listed on the signature page thereof, and Wells Fargo Bank, N.A., a national banking association, as Trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 2, 2007 (the “February 2, 2007
Form 8-K”) and incorporated herein by reference).

4.5	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.6	The Registration Rights Agreement, dated July 5, 2005, among Compression Polymers listed Holding Corporation, Compression Polymers Holding II Corporation
, the other guarantors on the signature page thereof, and Wachovia
Capital Markets, LLC (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference).
4.7	The Registration Rights Agreement, dated as of April 28, 2006, by and among Compression Polymers Holding Corporation, Compression Polymers Holding
II Corporation, the other guarantors listed on the signature page thereof, and
Wachovia Capital Markets, LLC (filed as Exhibit 4.6 to the Form S-4 and incorporated herein by reference).
4.8	The Registration Rights Agreement, dated as of January 31, 2007, among CPG International I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and AEA Mezzanine Funding LLC and AEA Mezzanine
(Unleveraged)Fund LP (filed as Exhibit 4.3 to the February 2, 2007 Form 8-K and incorporated herein by reference).
4.9	The Registration Rights Agreement, dated as of January 31, 2007, among CPG
International I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and Orpheus Funding LLC, Midland National Life
Insurance Company, North American Company for Life and Health Insurance,

Sands Point Funding Ltd., Kennecott Funding Ltd., 1888 Fund, Ltd. and Copper
River CLO Ltd. (filed as Exhibit 4.4 to the February2, 2007 Form 8-K and incorporated herein by reference).

10.1	Second Amended and Restated Credit Agreement, dated as of May 10, 2005, by and among Compression Polymers Holding Corporation, Compression Polymers
Holding II Corporation, the subsidiary guarantors named therein, the several banks, other financial institutions and related funds as may from time to time become parties thereto, and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the Form S-4 and incorporated herein by reference).
10.2	First Amendment to Credit Agreement, dated as of April 24, 2006, by and among signature Compression Polymers Holding Corporation, Compression Polymers
Holdings II Corporation, the subsidiary guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.2 to the Form S-4 and incorporated herein by reference).
10.3	Second Amendment and Waiver to Credit Agreement, dated as of January 17,
2007, by and among CPG International I Inc., CPG International Inc., the subsidiary guarantors named therein, the lenders identified on the signature pages thereto and Wachovia Bank, National Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA
18504 Lackawanna County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Amended and Restated Employment Agreement, as of January 1, 2006, among
Compression Polymers Holding Corporation, Compression Polymers Corp.,
Vycom Corp. and James Keisling (filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference).
10.6	Amended and Restated Employment Agreement, as of January 1, 2006, among
Compression Polymers Holding Corporation, Compression Polymers Corp.,
Vycom Corp. and John Loyack (filed as Exhibit 10.5 to the Form S-4 and incorporated herein by reference).
10.7	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.8	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding the
Corporation, Compression Polymers Corp. and Mike Kapuscinski (filed as Exhibit 10.7 to
Form S-4 and incorporated herein by reference).

10.9	Employment Agreement, as of October 4, 2005, among Compression Polymers Holding
Corporation, Compression Polymers Corp., Vycom Corp. and Scott Harrison (filed as
Exhibit 10.8 to the Form S-4 and incorporated herein by reference).
10.10	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the
Form S-4 and Incorporated herein by reference).
10.11	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 the Form S-4 and incorporated herein by reference).

10.12	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer