Form 10-Q
period 2007-03-31
CPG INTERNATIONAL INC.
filed 2007-05-16
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of April 30, 2007 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements. (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006.	5

Notes to Condensed Consolidated Financial Statements.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4. Controls and Procedures.	37

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	38

Item 1A. Risk Factors.	38

Item 6. Exhibits.	38

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash	$11,356	$2,173
Receivables:
Trade, less allowance for doubtful accounts of $1,497 in 2007 and 2006, respectively	40,108	29,325
Inventories	37,149	45,493
Deferred income taxes—current	7,229	9,192
Prepaid expenses and other	4,269	6,404
Total current assets	100,111	92,587
Property and equipment—net	93,226	79,935
Goodwill	281,960	232,786
Intangible assets —net	91,798	92,408
Deferred financing costs—net	9,785	10,080
Total assets	$576,880	$507,796

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable—primarily trade	$27,523	$25,680
Current portion of capital lease	1,358	647
Current portion of long-term debt obligations	—	9,508
Accrued interest	7,848	13,887
Accrued warranty costs	3,331	1,854
Accrued expenses	9,883	7,391
Total current liabilities	49,943	58,967
Deferred income taxes	44,568	43,715
Capital lease obligation—less current portion	6,465	3,010
Long-term debt—less current portion	278,126	245,132
Other liabilities	702	—
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	199,960	165,066
Accumulated deficit	(2,884)	(8,094)
Total shareholder’s equity	197,076	156,972
Total liabilities and shareholder’s equity	$576,880	$507,796

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2007 and 2006

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Net sales	$94,447	$78,066
Cost of sales	(66,894)	(57,106)
Gross margin	27,553	20,960
Selling, general and administrative expenses	(10,638)	(8,770)
Operating income	16,915	12,190

Other income (expenses):
Interest expense	(8,631)	(6,238)
Interest income	85	28
Miscellaneous – net	(39)	(36)
Total other expenses-net	(8,585)	(6,246)

Income before income taxes	8,330	5,944
Income tax expense	(3,120)	(2,307)
Net income	$5,210	$3,637

See notes to unaudited consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,210	$3,637
Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	4,126	3,073
Amortization of debt premium	(6)	—
Amortization of deferred financing fees classified as interest	471	383
Deferred income tax provision	2,731	2,307
Non- cash interest charges	—	4
Loss on disposition of fixed asset	—	2
Changes in certain assets and liabilities:
Trade receivables	(8,085)	(6,787)
Inventories	10,990	5,554
Prepaid expenses and other currents assets	1,765	2,513
Accounts payable- primarily trade	(1,779)	(10,192)
Accrued expenses and interest	(4,930)	(4,259)
Other liabilities	702	—
Net cash provided by (used in) operating activities	11,195	(3,765)
Cash flows used in investing activities:
Acquisition of Procell, net of cash received	(57,389)	—
Purchases of property and equipment	(2,512)	(5,525)
Proceeds from disposition of fixed asset	—	9
Net cash used in investing activities	(59,901)	(5,516)
Cash flows from financing activities:
Capital contribution	34,894	—
Proceeds from issuance of long-term obligation	33,000	—
Net payments under revolving credit facility	(9,500)	—
Payment on long-term obligations	(179)	(21)
Payment of financing fees and acquisition costs	(326)	(135)
Net cash provided by (used in) financing activities	57,889	(156)
Net increase (decrease) in cash and cash equivalents	9,183	(9,437)
Cash and cash equivalents – Beginning of period	2,173	14,785
Cash and cash equivalents – End of period	$11,356	$5,348
Supplemental disclosures:
Cash paid for interest	$14,279	$11,217
Capital expenditures in accounts payable at end of period	$743	$1,629
Capital lease assumed with acquisition of Procell	$4,338	—
State and local taxes paid	$71	$—

See notes to unaudited condensed consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for the full year.

The Company has guaranteed debt securities of its direct subsidiary, CPG International I Inc. (“CPG”), and, as a result, although CPG is the issuer of the debt securities, as required by SEC rules, the financial statements included herein for the periods presented are those of the Company. The Company has no interests, operations or activities other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Company included herein. See Note 12 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006
Beginning balance	$1,497	$820
Increase for anticipated bad debts	—	150
Decrease for accounts written off	—	(97)
Ending balance	$1,497	$873

Product Warranties

The Company provides a 15-year limited warranty on Comtec products and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Procell Decking provides residential customers with a lifetime limited warranty on its decking products, which guarantees products against manufacturing defects in material and workmanship that

6

result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The warranty period for all other uses of Procell, including commercial is 25 years.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and Procell products have only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at March 31, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. Due to the recent introductions of AZEK Building Products and Procell products into the market, the Company has limited history as to warranty claims and the timing of such activity. As a result, the Company recognizes warranty claims accrued as a current liability. The Company will continue to monitor this warranty reserve and the claim activity on a regular basis to conclude on the classification of the liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006
Beginning balance	$1,854	$1,786
Additions(1)	1,546	103
Warranty costs incurred	(69)	(28)
Ending balance	$3,331	$1,861
____________________
(1) Includes approximately $1.5 million added at February 1, 2007 related to the Procell Acquisition.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at March 31, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,126	$289,230

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$245,140	$251,983
Revolving credit facility	$9,500	$9,500

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Financial Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company adopted the provisions of FIN 48, as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, of which $702,000 were carried as a non-current liability and $98,000 as offsets to current deferred tax assets, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved. If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2007 and December 31, 2006, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2003 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently commenced an examination of a subsidiary’s tax return for the period ending May 10, 2005. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in its consolidated financial statements at December 31, 2006. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

2.	SEGMENT INFORMATION

The Company operates the following two business units: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trimboards and Mouldings, Procell Decking and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems. The components of each business unit are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s chief operating decision makers (which consists of the Company’s President and Chief Executive Officer, and Chief Financial Officer), regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on gross margin and operating income. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are based on resin prices plus an appropriate margin and are reviewed periodically by management. Corporate costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), are not allocated to segments.

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$69,030	$25,417	$—	$—	$94,447
Intersegment net sales	—	—	—	—	—
Total net sales	69,030	25,417	—	—	94,447
Cost of sales	(48,041)	(18,853)	—	—	(66,894)
Gross margin	20,989	6,564	—	—	27,553
Selling, general and administrative expenses	(5,279)	(2,721)	(2,638)	—	(10,638)
Operating income (loss)	$15,710	$3,843	$(2,638)	$—	$16,915

Segmented financial data:
Interest expense	$(4,780)	$(3,768)	$(83)	$—	$(8,631)
Interest income	$49	$23	$13	$—	$85
Depreciation and amortization classified as:
Cost of sales	$1,966	$1,267	$—	$—	$3,233
Selling, general and administrative expense	326	331	236	—	893
Total depreciation and amortization	$2,292	$1,598	$236	$—	$4,126
Total capital expenditures(1)	$1,984	$196	$332	$—	$2,512

______________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$59,450	$18,616	$—	$—	$78,066
Intersegment net sales	396	4,562	—	(4,958)	—
Total net sales	59,846	23,178	—	(4,958)	78,066
Cost of sales	(42,797)	(19,267)	—	4,958	(57,106)
Gross margin	17,049	3,911	—	—	20,960
Selling, general and administrative expenses	(5,093)	(2,160)	(1,517)	—	(8,770)
Operating income (loss)	$11,956	$1,751	$(1,517)	$—	$12,190

Segmented financial data:
Interest expense	$(3,511)	$(2,727)	$—	$—	$(6,238)
Interest income	$18	$10	$—	$—	$28
Depreciation and amortization classified as:
Cost of sales	$1,203	$1,223	$—	$—	$2,426
Selling, general and administrative expense	310	330	7	—	647
Total depreciation and amortization	$1,513	$1,553	$7	$—	$3,073
Total capital expenditures(1)	$6,552	$110	$492	$—	$7,154

_________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
Total assets:
AZEK Building Products	$360,841	$292,389
Scranton Products	208,249	208,681
Corporate	7,790	6,726
Total consolidated assets	$576,880	$507,796

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	March 31, 2007		March 31, 2006
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	32%	44%	29%	38%
Distributor B	10	14	7	9
Total	42%	58%	36%	47%

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

3.	ACQUISITIONS

On December 13, 2006, CPG entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owns and operates Procell Decking Systems for a purchase price of $54.0 million. Approximately $3.0 million of the sales proceeds were invested into CPG International Holdings, LP (the Company’s direct parent company, or CPG Holdings), by Procell’s prior owners. The acquisition of Procell (“Procell Acquisition”) closed on January 31, 2007. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on relative fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination, including potential payment of up to $7.1 million as well as additional equity to the former owners of Procell based upon achievement of certain financial and operating targets for the year ending December 31, 2007, and valuation of the equity received by the former owners of Procell in CPG International Holdings, LP. A valuation study is currently being performed by an independent third party, which will change the purchase price allocation and may result in additional depreciation of property and equipment and amortization of identifiable intangible assets over their estimated useful lives. The Company is also in the process of evaluating the required reserve balances for inventory valuation, allowance for doubtful accounts, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit.

The following table summarizes the preliminary allocation of fair values of Procell’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At February
(Dollars in thousands)		1, 2007

Purchase price		$54,006
Transaction costs		4,459
		58,465
Less:
Cash and cash equivalents	$1,075
Accounts receivable	2,693
Inventory	2,509
Other current assets	4
Property, plant and equipment	13,725
Total assets acquired	20,006
Accounts payable assumed	2,781
Capital lease obligation assumed	4,338
Other liabilities assumed	2,241
Total liabilities assumed	9,360
		(10,646)
Goodwill (excess purchase price over net asset value)		$47,819

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following pro forma consolidated financial information for the three months ended March 31, 2007 and 2006 is presented as though the Procell Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2006, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at January 31, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

	Pro Forma	Pro Forma
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006

Net sales	$97,864	$85,538

Net income	$4,444	$3,773

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $36.0 million. The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations. The purchase price, which includes $1.6 million in transaction costs, is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as deferred financing costs.

The amount allocated to goodwill of $21,577,000 is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment. In the three months ended March 31, 2007 the Company recorded a reduction of approximately $173,000 related to fixed assets not used following the Santana Acquisition and an increase of approximately $138,000 related to the valuation of inventory previously considered obsolete. These items created a net reduction to goodwill of $35,000 as they represent an adjustment to the initial purchase price allocation.

The following pro forma consolidated financial information for the three months ended March 31, 2006 is presented as though the Santana Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 29, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

Pro Forma
Three Months
Ended
March 31,
(Dollars in thousands)	2006

Net sales	$85,403

Net income	$3,522

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

4.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Raw materials	$17,585	$21,640
Finished goods and work in process	19,564	23,853
Total inventories	$37,149	$45,493

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Land and improvements	$1,701	$1,701
Buildings and improvements	22,535	22,414
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	2,305
Manufacturing equipment	73,876	62,684
Office furniture and equipment	4,219	3,829
Total property and equipment	110,486	94,433
Construction in progress	3,577	2,833
	114,063	97,266
Accumulated depreciation	(20,837)	(17,331)
Total property and equipment - net	$93,226	$79,935

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $3,516,000 and $2,497,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	March 31,	December 31,
(Dollars in thousands)	Years	2007	2006
Goodwill	—	$281,960	$232,786

Non-amortizable intangibles
Trademarks	—	71,400	$71,400
Amortizable intangibles-
Non-compete agreement	5	100	100
Accumulated amortization non-compete agreement		(18)	(13)
Non-compete agreement- net		82	87

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Customer relationships	10	23,000	23,000
Accumulated amortization customer relationships		(4,257)	(3,682)
Customer relationships-net		18,743	19,318

Proprietary knowledge	15	1,800	1,800
Accumulated amortization proprietary knowledge		(227)	(197)
Proprietary knowledge-net		1,573	1,603

Total amortizable intangibles-net		20,398	21,008
Intangible assets – net		$91,798	$92,408

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

The $49,174,000 increase in goodwill from December 31, 2006 to March 31, 2007 primarily related to goodwill of approximately $47,819,000 which was recorded in connection with the Procell Acquisition, acquisition costs of approximately $520,000 attributable to the Procell Acquisition, as well as approximately $800,000 recorded in conjunction with the Company’s initial adoption of FIN 48. The company also recorded a reduction to goodwill of $35,000 related to final adjustments to the Santana Acquisition purchase price allocation for fixed assets and inventory.

Amortization expense for the three months ended March 31, 2007 and 2006 was approximately $610,000 and $576,000, respectively.

Annual amortization on customer relationships is expected to be approximately $2,300,000 over the next 9 years, whereas annual amortization on proprietary knowledge is expected to be approximately $120,000 over the next 14 years. Annual amortization on non-compete agreement is expected to be approximately $20,000 over the next 4 years.

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Deferred financing costs	$12,924	$12,748
Accumulated amortization	(3,139)	(2,668)
Total deferred financing costs, net	$9,785	$10,080

Amortization of deferred financing costs for the three months ended March 31, 2007 and 2006 was approximately $471,000 and $383,000, respectively. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.12% at
March 31, 2007 and 12.337% at December 31, 2006) (includes premium of
$126 at March 31, 2007)	128,126	95,132
Credit Facility – (8.14% - 9.75% at December 31, 2006)	—	9,500
Notes payable	—	8

Total	278,126	254,640
Less current portion	—	(9,508)
Long-term debt—less current portion	$278,126	$245,132

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

As of March 31, 2007, there was nil outstanding under, and a letter of credit of $1,255,000 held against, the senior secured credit facility, which had an additional $38,745,000 available for borrowing as of such date.

As of March 31, 2007, the Company has scheduled long term debt payments (excluding interest) of nil, nil, nil, nil, nil, and $278,000,000 due for the years 2007 through 2011 and thereafter.

9.	LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles and an office under operating leases expiring during the next six years.

Upon completion of the Procell Acquisition, the Company refinanced a capital lease related to certain machinery and equipment at the Procell facility for approximately $4,338,000. The capital lease commenced in February 2007 and will continue until February 2012, with payments of approximately $96,000 per month. The effective interest rate for the capital lease is 7.69% per year.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

On January 31, 2007, in connection with the Procell Acquisition the Company entered into an operating lease for the land and manufacturing facility with a related entity. Payments under the terms of the lease agreement are approximately $42,000 per month.

Future minimum rental payments at March 31, 2007 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2007	$1,726	$1,060
2008	2,283	1,302
2009	2,277	1,170
2010	1,950	1,006
2011	1,492	870
Thereafter	7,426	3,134
Total	17,154	$8,542
Less amount representing interest	(9,331)
Present value of minimum capital lease payments	7,823
Less current installments of obligations under capital leases	(1,358)
Obligations under capital leases—excluding current installments	$6,465

Total rent expense for the three months ended March 31, 2007 and 2006 was approximately $187,000 and $121,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. On March 19, 2007, the Mills Company filed a complaint against the Company and its subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. The Company has not yet been served in this matter. The Company previously held discussions with Mills regarding its allegations of patent infringement and it is continuing to evaluate these allegations. The Company cannot yet assess any potential exposure related to this matter. However it plans to defend against this matter vigorously.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to a management agreement with AEA Investors. Under the authorization of the Company’s Board of Directors, the management fee commenced on May 11, 2006. Management fees of $375,000 are included in selling, general and administrative expenses for the three months ended March 31, 2007.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in CPG Holdings, the Company’s direct parent company. Total lease payments for the quarter ended March 31, 2007 were approximately $84,000.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to Procell on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were $112,000 for the quarter ended March 31, 2007.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

At March 31, 2007, the Company had a receivable with the general partner of CPG Holdings of approximately $167,000. This amount is classified in other current assets on the Company’s condensed consolidated balance sheet.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes, as well as the borrower under the senior secured revolving credit facility. See Note 8. The Company is the direct parent holding company of CPG and a guarantor of the Notes and the senior secured revolving credit facility. In addition, all of the domestic subsidiaries of CPG, including Santana Products acquired April 2006 and Procell Decking Systems acquired in January 2007, which are all 100% owned by the Company, guarantee the Notes, as well as the senior secured revolving credit facility. The guarantees are full, unconditional, joint and several.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at March 31, 2007 and December 31, 2006. Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations and would not differ substantially from the Company’s notes. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	March 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$11,356	$—	$11,356
Net receivables	—	—	40,108	—	40,108
Inventory	—	—	37,149	—	37, 149
Other current assets	—	—	11,498	—	11,498
Total current assets	—	—	100,111	—	100,111
Net property and equipment	—	—	93,226	—	93,226
Goodwill	—	—	281,960	—	281,960
Net intangible assets	—	—	91,798	—	91,798
Other non-current assets	197,076	197,076	9,785	(394,152)	9,785
Total assets	$197,076	$197,076	$576,880	$(394,152)	$576,880
Accounts payable	$—	$—	$27,523	$—	$27,523
Accrued interest	—	—	7,848	—	7,848
Accrued expenses	—	—	9,883	—	9,883
Other current liabilities	—	—	4,689	—	4,689
Total current liabilities	—	—	49,943	—	49,943
Deferred income taxes	—	—	44,568	—	44,568
Long-term debt	—	—	278,126	—	278,126
Other non-current liabilities	—	—	7,167	—	7,167
Equity	197,076	197,076	197,076	(394,152)	197,076
Total liabilities and equity	$197,076	$197,076	$576,880	$(394,152)	$576,880

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	December 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$2,173	$—	$2,173
Net receivables	—	—	29,325	—	29,325
Inventory	—	—	45,493	—	45,493
Other current assets	—	—	15,596	—	15,596
Total current assets	—	—	92,587	—	92,587
Net property and equipment	—	—	79,935	—	79,935
Goodwill	—	—	232,786	—	232,786
Net intangible assets	—	—	92,408	—	92,408
Other non-current assets	156,972	156,972	10,080	(313,944)	10,080
Total assets	$156,972	$156,972	$507,796	$(313,944)	$507,796
Accounts payable	$—	$—	$25,680	$—	$25,680
Accrued interest	—	—	13,887	—	13,887
Accrued expenses	—	—	9,245	—	9,245
Other current liabilities	—	—	10,155	—	10,155
Total current liabilities	—	—	58,967	—	58,967
Deferred income taxes	—	—	43,715	—	43,715
Long-term debt	—	—	245,132	—	245,132
Other non-current liabilities	—	—	3,010	—	3,010
Equity	156,972	156,972	156,972	(313,944)	156,972
Total liabilities and equity	$156,972	$156,972	$507,796	$(313,944)	$507,796

	Three Months Ended March 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$94,447	$—	$94,447
Cost of sales	—	—	(66,894)	—	(66,894)
Gross margin	—	—	27,553	—	27,553
Selling, general and administrative expenses	—	—	(10,638)	—	(10,638)
Operating income	—	—	16,915	—	16,915
Interest expense, net of interest income	—	—	(8,546)	—	(8,546)
Miscellaneous, net	—	—	(39)	—	(39)
Equity in net income from subsidiary	5,210	5,210	—	(10,420)	—

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Income tax expense	—	—	(3,120)	—	(3,120)
Net income	$5,210	$5, 210	$5,210	$(10,420)	$5,210

	Three Months Ended March 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$78,066	$—	$78,066
Cost of sales	—	—	(57,106)	—	(57,106)
Gross margin	—	—	20,960	—	20,960
Selling, general and administrative expenses	—	—	(8,770)	—	(8,770)
Operating income	—	—	12,190	—	12,190
Interest expense, net of interest income	—	—	(6,210)	—	(6,210)
Miscellaneous, net	—	—	(36)	—	(36)
Equity in net income from subsidiary	3,637	3,637	—	(7,274)	—
Income tax expense	—	—	(2,307)	—	(2,307)
Net income	$3,637	$3,637	$3,637	$(7,274)	$3,637

	Three Months Ended March 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$5,210	$5,210	$5,210	$(10,420)	$5,210
Depreciation and amortization	—	—	4,126	—	4,126
Other non-cash expenses	—	—	3,196	—	3,196
Equity in net income from subsidiary	(5,210)	(5,210)	—	10,420	—
Trade receivables	—	—	(8,085)	—	(8,085)
Inventories	—	—	10,990	—	10,990
Accounts payable	—	—	(1,779)	—	(1,779)
Accrued expenses and interest	—	—	(4,930)	—	(4,930)
Other changes in working capital	—	—	2,467	—	2,467
Net cash provided by operating activities	—	—	11,195	—	11,195
Purchases of property and equipment	—	—	(2,512)	—	(2,512)
Acquisition of Procell, net	—	—	(57,389)	—	(57,389)
Net cash used in investing activities	—	—	(59,901)	—	(59,901)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,894	—	34,894
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(505)	—	(505)

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Net cash provided by financing activities	—	—	57,889	—	57,889
Net increase in cash and cash equivalents	—	—	9,183	—	9,183
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$11,356	$—	$11,356

	Three Months Ended March 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$3,637	$3,637	$3,637	$(7,274)	$3,637
Depreciation and amortization	—	—	3,073	—	3,073
Deferred income tax provision	—	—	2,307	—	2,307
Other non-cash expenses	—	—	389	—	389
Equity in net income from subsidiary	(3,637)	(3,637)	—	7,274	—
Trade receivables	—	—	(6,787)	—	(6,787)
Inventories	—	—	5,554	—	5,554
Accounts payable	—	—	(10,192)	—	(10,192)
Other changes in working capital	—	—	(1,746)	—	(1,746)
Net cash used in operating activities	—	—	(3,765)	—	(3,765)
Purchases of property and equipment	—	—	(5,525)	—	(5,525)
Proceeds from disposition of fixed asset	—	—	9	—	9
Net cash used in investing activities	—	—	(5,516)	—	(5,516)
Payments on long-term debt	—	—	(21)	—	(21)
Payments of financing fees	—	—	(135)	—	(135)
Net cash used in financing activities	—	—	(156)	—	(156)
Net decrease in cash and cash equivalents	—	—	(9,437)	—	(9,437)
Cash and cash equivalents – beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents – end of period	$—	$—	$5,348	$—	$5,348

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor). Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Company for the periods presented. Managements Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements and the management’s discussion and analysis of financial condition and results of operations discussed below. The results of operations and cash flow for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

OVERVIEW

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of construction applications. Since our inception in 1983, we have been a technology leader, and today we rank among the largest manufacturers of highly engineered synthetic building and industrial replacement products in the United States. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, which produces exterior residential building products such as AZEK trimboards, millwork and mouldings, and decking systems with the addition of Procell Decking, as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

•

Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana bathroom partitions and locker systems, as well as similarly manufactured and distributed non-fabricated special application industrial products, including Seaboard® and Flametec®.

OUR BUSINESS

Over 99% and 98% of our sales in the first quarter of 2007 and 2006, respectively, were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our volume growth has been the result of penetrating the building and industrial end markets that create value-added substitution opportunities from more traditional wood, fiber and steel products. We believe many of our products are still in the early stages of the material conversion opportunity. As a result, we believe our growth should be less sensitive to the growth rate of our various end markets. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the seven years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of March 31, 2007, our distributors were selling our products to over 1,900 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 9%. In January 2007, we continued to diversify our exterior home product offering in AZEK Building Products through the acquisition of Procell. We believe that the Procell Acquisition is key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products. We also believe that the Procell Acquisition will help us expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products.

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

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in the first quarter of 2007. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. In the most recent quarter, resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006. Our average cost of resin decreased by approximately 25.9% from the three months ended March 31, 2007 to March 31, 2006. In the past we had partially offset the impact of higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We have not taken any significant pricing actions since we took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that were used to mitigate higher resin prices. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers in the past. In turn, decreases in resin costs could lead to lower selling prices for our industrial building products sold in the commodity market.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. At the end of 2006 we experienced economic factors that had affected our growth in the residential building market. In the third quarter of 2006, demand for our products with our distributors and dealers declined as they were maintaining lower levels of inventory, due to declines in demand in the residential building market. Sales were stronger in early 2007 due to the expansion of our sales network, as well as from the Procell Acquisition. We also expect continued growth from Procell as we continue the efforts to expand its production capacity. At the same time, we continue to benefit from increased volumes in our commercial building product lines and expect volume growth to continue due to increases in school construction and renovation, and growth in our locker products.

RECENT DEVELOPMENTS

On December 13, 2006, we entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC, which owns and operates Procell Decking Systems for a purchase price of $54.0 million (“Procell Acquisition”). Approximately $3.0 million of the sales proceeds were invested into CPG Holdings by Procell’s prior owners. If certain financial targets are met for the year ending December 31, 2007, the purchase price may be increased up to a maximum of approximately $7.1 million in cash, plus additional equity in CPG International Holdings, our parent company. The acquisition of Procell closed on January 31, 2007. Procell was a privately held manufacturer located in Foley, Alabama, that had developed the next generation product in the synthetic decking market. Procell leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. Our results of operations, subsequent to January 31, 2007, reflect our acquisition of Procell’s business, which is reported as part of our AZEK Building Products business unit.

The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations. The purchase price has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on relative fair values as of the date of the transaction. The purchase price is subject to final determination, including potential payment of up to $7.1 million to the former owners of Procell based upon achievement of certain financial and operating targets for the year ending December 31, 2007, and valuation of the equity received by the former owners of Procell  in CPG International Holdings, LP. A valuation study is currently being performed by an independent third party, which will affect the purchase price allocation as it relates to fixed assets, intangibles and goodwill acquired in amounts we cannot estimate at this time. The Company is also in the process of evaluating the required reserve balances for inventory valuation, allowance for doubtful accounts, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price allocation. See note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about (a) our acquisition of Santana Products (the “Santana Acquisition”) and our acquisition of Procell Decking Systems™ (the “Procell Acquisition”); (b) the markets in which we operate, including growth of our various markets and growth in the use of synthetic products; and (c) our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward-looking statements. The forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of CPG International Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between March 31, 2007 and December 31, 2006 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is adjusted when uncollectible accounts receivable balances are actually written off.

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

Vendor Rebates

Certain vendor rebates and incentives are earned by us only when a specified level of annual purchases are achieved. We account for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate. The amounts are recorded as a reduction to cost of sales based on inventory turns during the interim period.

Product Warranties

We provide a 15-year limited warranty on Comtec products, a 15-year limited warranty on Procell products and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and Procell products have only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at March 31, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company had determined that no impairment of goodwill or other intangibles existed at December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Net sales	$94,447	$78,066
Cost of sales	(66,894)	(57,106)
Gross margin	27,553	20,960
Selling, general and administrative expenses	(10,638)	(8,770)
Operating income	16,915	12,190
Interest expense, net	(8,546)	(6,210)
Miscellaneous, net	(39)	(36)
Income before income taxes	8,330	5,944
Income tax expense	(3,120)	(2,307)
Net income	$5,210	$3,637

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(70.8)	(73.2)
Gross margin	29.2	26.8
Selling, general and administrative expenses	(11.3)	(11.2)
Operating income	17.9	15.6
Interest expense, net	(9.1)	(8.0)
Miscellaneous—net	–	–
Income before income taxes	8.8	7.6
Income tax expense	(3.3)	(3.0)
Net income	5.5%	4.7%

Net Sales. Net sales increased by $16.4 million, or 21.0%, to $94.4 million for the three months ended March 31, 2007, from $78.1 million for the three months ended March 31, 2006 primarily due to increased volumes. Overall, AZEK Building Products net sales increased 16.1% from March 31, 2007 compared to March 31, 2006, and Scranton Products net sales increased 36.5% from March 31, 2007 compared to March 31, 2006. We sold 73.5 million pounds of product during the three months ended March 31, 2007, which was a 27.2% increase from the 57.8 million pounds sold during the three months ended March 31, 2006. Volume growth was primarily attributable to the Santana Acquisition, the Procell Acquisition and year over year growth within AZEK Building Products, offset by moderate volume decline in Scranton Products industrial building products.

Cost of Sales. Cost of sales increased by $9.8 million, or 17.1%, to $66.9 million for the three months ended March 31, 2007 from $57.1 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Santana Acquisition, the Procell Acquisition and AZEK Building Products growth. We also benefited from a 25.9% reduction in average resin costs for the three months ended March 31, 2007 compared to the same period in 2006. In the first quarter of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006. However, in the first quarter of 2007, average resin prices were still above pre-hurricane levels of 2005.

Gross Margin. Gross margin increased by $6.6 million, or 31.5%, to $27.6 million for the year ended March 31, 2007 from $21.0 million for the same period of 2006. Gross margin as a percent of net sales increased to 29.2% for the three months ended March 31, 2007 from 26.8% for the same period in 2006. This increase was mainly attributable to increases in sales volume and the benefit from the decrease in average resin costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million, or 21.3%, to $10.6 million, or 11.3% of net sales for the three months ended March 31, 2007 from $8.8 million, or 11.2% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to a $0.2 million increase in depreciation expense at our corporate level primarily related to our information system upgrade completed in the third and fourth quarters of 2006, approximately $0.2 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure, as well as $0.4 million in management fees to our majority shareholder. The remaining increase in selling general and administrative expenses primarily related to the addition of Santana and the Procell Acquisition.

Interest Expense, net. Interest expense, net, increased by $2.3 million, or 37.6%, to $8.5 million for the three months ended March 31, 2007 from $6.2 million for the same period in 2006. Interest expense was higher due to higher interest rates in 2007, as well as from the addition of $30.0 million in debt attributable to the Santana Acquisition and an additional $33.0 million related to the Procell Acquisition, which closed on January 31, 2007.

Income Taxes. Income tax increased by $0.8 million, or 35.2%, to $3.1 million for the three months ended March 31, 2007 from $2.3 million for the same period in 2006. At the same time our company’s effective income tax rate decreased to 37.5% for the three months ended March 31, 2007 from 38.8% for the same period in 2006. Our rate is determined primarily based on the pretax income of individual subsidiaries, and the states from which they are subject to income tax.

Net Income. Net income increased by $1.6 million, or 43.2% to net income of $5.2 million for the three months ended March 31, 2007 from $3.6 million for the comparable period in 2006 as a result of reasons described above, particularly as a result of the increased sales volume, lower average resin costs offset by higher interest expense and increased selling, general and administrative expenses, mainly from public company requirements and the Santana Acquisition.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom products and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, and corporate related professional fees are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Net sales	$69,030	$59,450
Cost of sales	(48,041)	(42,401)
Gross margin	20,989	17,049
Selling, general and administrative expenses	(5,279)	(5,093)
Operating income	$15,710	$11,956

Net Sales. Net sales increased by $9.6 million or 16.1%, to $69.0 million for the three months ended March 31, 2007 from $59.5 million for the same period in 2006. Overall, we sold 60.6 million pounds of product during the three months ended March 31, 2007, which was a 27.3% increase from the 47.6 million pounds sold during the comparable period in 2006. This increase was primarily attributable to the Procell Acquisition and increases in sales volume of AZEK residential and industrial building products. The increase in sales from our residential building products line was primarily attributable to an increase in our dealer network which lead to an increase in distributors taking advantage of the early buy program, which provides distributors with an approximately 1 to 9% discount. The increase in sales volume was partially offset by a decrease in average selling price for AZEK building products, due to a surcharge that was in place during the first quarter of 2006 and later removed in the third quarter of 2006.

Cost of Sales. Cost of sales increased by $5.6 million, or 13.3%, to $48.0 million for the three months ended March 31, 2007 from $42.4 million for the same period of 2006. The increase was primarily attributable to higher sales volume including the Procell Acquisition. We also benefited from a decrease in average resin prices of 25.9% in the three months ended March 31, 2007 compared to the same period in 2006. In the first quarter of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006. However, in the first quarter of 2007, average resin prices were still above pre-hurricane levels of 2005.

Gross Margin. Gross margin increased by $3.9 million, or 23.1% to $21.0 million for the three months ended March 31, 2007 from $17.0 million for the same period in 2006. This increase was primarily attributable to increased sales volume and favorable average resin costs. Gross margin as a percent of net sales was 30.4% for the three months ended March 31, 2007 compared to 28.7% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 3.7% to $5.3 million, or 7.6% of sales for the three months ended March 31, 2007 from $5.1 million, or 8.6% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to the Procell Acquisition, which was partially offset by lower marketing and advertising expenses associated with the AZEK brand in the first quarter of 2007 compared to the same period in 2006.

Operating Income. Operating income increased by $3.8 million, or 31.4% to $15.7 million for the three months ended March 31, 2007 from $12.0 million for the comparable period in 2006 primarily due to the Procell Acquisition and lower average resin costs.

Scranton Products – Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Net sales	$25,417	$18,616
Cost of sales	(18,853)	(14,705)
Gross margin	6,564	3,911
Selling, general and administrative expenses	(2,721)	(2,160)
Operating income	$3,843	$1,751

Net Sales. Net sales increased by $6.8 million or 36.5%, to $25.4 million for the three months ended March 31, 2007, from $18.6 million for the same period of 2006. This increase was attributable to increased volumes due to the Santana Acquisition, growth in our locker business and higher average selling prices in our commercial building product lines. We experienced a 5.2% increase in average selling prices quarter over quarter, due to the full benefit of price increases (implemented in the later half of 2005) reflected in all orders in 2007), as well as from improvement in product mix sold during the quarter ended March 31, 2007 compared to the same period in 2006. Price increases in the commercial building products line take up to approximately 270 days before they are fully reflected in all sales orders. Increased volumes within the commercial building products were partially offset by lower volumes within the industrial products line. Overall, we sold 12.9 million pounds of product in the three months ended March 31, 2007, which is an increase of 25.8% from the 10.2 million pounds sold during the comparable period in 2006.

Cost of Sales. Cost of sales increased by $4.1 million, or 28.2%, to $18.9 million for the three months ended March 31, 2007 from $14.7 million for the same period of 2006. The increase was primarily attributable to higher sales volumes in the three months ended March 31, 2007 from the Santana Acquisition. We also benefited from a 25.9% quarter over quarter decrease in average resin costs. In the first quarter of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006. However, in the first quarter of 2007, average resin prices were still above pre-hurricane levels of 2005.

Gross Margin. Gross margin increased by $2.7 million, or 67.8% to $6.6 million for the three months ended March 31, 2007 from $3.9 million for the same period in 2006. This increase was primarily attributable to increased sales volumes from the Santana Acquisition and the benefit of lower average resin costs. Gross margin as a percent of net sales increased to 25.9% for the three months ended March 31, 2007 from 21.0% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 26.0%, to $2.7 million, or 10.7% of sales for the three months ended March 31, 2007 from $2.2 million, or 11.6% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily attributable to the Santana Acquisition.

Operating Income. Operating income increased by $2.1 million, or 119.5% to $3.8 million for the three months ended March 31, 2007 from $1.8 million for the comparable period in 2006 due to increased sales volumes and average selling price, and lower average resin costs.

Corporate Costs– The Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(2,638)	(1,517)
Operating loss	$(2,638)	$(1,517)

General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 73.9%, to $2.6 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily attributable to a $0.2 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, $0.4 million attributable to management fees to our majority shareholder, and approximately $0.2 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public company registrant.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. We also have a senior secured revolving credit facility which provides additional liquidity to support our growth. In addition, we may also raise additional equity to finance acquisitions in the future.

Cash provided by operating activities was $11.2 million for the three months ended March 31, 2007, compared with $3.8 million used in operating activities for the three months ended March 31, 2006. The increase in cash provided by operating activities in the first quarter of 2007 was primarily due to higher earnings and non-cash expenses such as depreciation and amortization and deferred income taxes, as well as lower raw material and finished goods inventory levels due to improved inventory management. These factors were partially offset by the increase in interest paid of $3.1 million in the first quarter of 2007 compared to 2006.

Cash used in investing activities was $59.9 million for the three months ended March 31, 2007, compared to $5.5 million for the three months ended March 31, 2006. Cash used in investing activities in 2007 was primarily attributable to $57.4 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to capital expenditures for information technology upgrades, continued additions for manufacturing equipment at our Keyser facility as well additional equipment for the capacity expansion at Procell. Cash used in investing activities in the first quarter of 2006 primarily related to the Keyser facility expansion. We estimate that capital expenditures for 2007 will be $14.0 to $19.0 million. As we grow our businesses, we may have to incur significant additional capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2007 was $57.9 million compared to cash used in financing activities of $0.2 million for the three months ended March 31, 2006. The majority of cash provided by financing activities related to proceeds from the $33.0 million of additional financing of floating rate notes, as well as $34.9 million in proceeds from additional paid in capital received, each of which was used to fund the Procell Acquisition. We also repaid the remaining balance on our revolving credit facility of $9.5 million. Cash used for financing activities for the three months ended March 31, 2006 was attributable to payments on long-term debt as well as additional financing fees.

Floating Rate Notes and Fixed Rate Notes. Our Senior Secured Floating Rate Notes and Fixed Rate Notes (the Notes) have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Floating Rate Notes. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

In connection with the Procell Acquisition, CPG issued an additional $33.0 million aggregate principal amount of Floating Rate Notes on January 31, 2007. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

Senior Secured Credit Facility. CPG has a senior secured revolving credit facility that provides borrowing availability of up to $40.0 million. However, the amount of borrowing capacity available is limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the senior secured revolving credit facility are available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the senior secured revolving credit facility is secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility is guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and AZEK Building Products Inc.

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of March 31, 2007, we were in compliance with all covenants contained in our senior secured credit facility.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Twelve Months
		Ended
		March 31,
(Dollars in thousands)	Covenant Amount	2006
Senior Secured Leverage Ratio	Maximum of 1.5x	0.02x
Senior secured indebtedness		$1,255
Adjusted EBITDA		$57,088

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve month period ended March 31, 2007, on a pro forma basis as defined by our credit agreement:

		Add:	Less:	Pro Forma
		Three	Three	Adjusted
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	March 31,	March 31,	March 31,
	2006	2007	2006	2007
Net (loss) income (a)	$(485)	$5,210	$3,637	$1,088
Interest expense, net (a)	28,685	8,546	6,210	31,021
Income tax expense (benefit)	230	3,120	2,307	1,043
Depreciation and amortization	13,813	4,126	3,073	14,866
EBITDA	42,243	21,002	15,227	48,018
Relocation and hiring costs (b)	81	—	—	81
Retiring executive costs (c)	385	—	45	340
Management fee (d)	1,021	375	—	1,396
Severance costs(e)	—	21	—	21
Santana Acquisition costs (f)	519	13	—	532
Procell non—recurring charges (g)	26	11	—	37
Adjusted EBITDA	$44,275	$21,422	$15,272	$50,425
Pro forma adjustments (h)	8,582	710	2,629	6,663
Adjusted EBITDA with pro forma adjustments	$52,857	$22,132	$17,901	$57,088

_____________

(a) Net loss and interest expense each includes the amortization of approximately $1.9 million of deferred financing costs classified as interest expense for the year ended December 31, 2006.

(b)	Represents a charge related to the relocation and hiring costs incurred upon the replacement and expansion of our executive management team in the first half of 2006.

(c)

Three executives and co-founders of the business retired and their positions were not and will not be replaced. Therefore, this adjustment reflects the elimination of their salary and benefits as if they had been retired during the period presented.

(d)	Represents the elimination of the AEA Investors management fee that was charged during the period presented.

(e)	Represents severance costs attributable to an employment agreement for an individual whose position has not been replaced.

(f)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.
(g)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.
(h)	Represents the pro forma effect from Santana and Procell Decking as if the Santana Acquisition and Procell Acquisition took place on April 1, 2006, as defined by our credit agreement.

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

Long-term Liquidity. At March 31, 2007, we had the availability of $38,745,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Impact of the Santana Acquisition and Procell Acquisition

In connection with the Santana Acquisition, we incurred significant additional indebtedness that we financed with the issuance of the additional $30.0 million of Floating Rate Notes described above. In connection with the Procell Acquisition, we incurred an additional $33.0 million of Floating Rate Notes. As a result of our new indebtedness, our interest expense is higher than in periods prior to the Santana Acquisition and Procell Acquisition.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2007. This table does not include information on our raw materials purchase contracts, as they do not require fixed or minimum quantities. We include any raw material purchases that have been ordered but not yet received.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000	$—	$—	$278,000	$—
Interest on Notes	187,679	31,260	93,779	62,640	—
Capital lease obligations	17,154	1,726	4,560	3,442	7,426
Operating lease obligations	8,542	1,060	2,472	1,876	3,134
Raw material purchases	1,657	1,657	—	—	—
FIN 48 tax liability	702	—	702	—	—
Total (a)	$493,734	$35,703	$101,513	$345,958	$10,560

__________________

(a)	As of March 31, 2007, there was a letter of credit of $1.3 million held against our senior secured credit facility, which provides for borrowings of up to $40.0 million.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48, as of January 1, 2007, and as a result of that adoption, we recorded $800,000 of unrecognized tax benefits on the balance sheet, of which $702,000 were carried as a non-current liability and $98,000 as offsets to current deferred tax assets, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved. If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate

When applicable, our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31 and January 1, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2003 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently notified us that they intend to commence an examination of the tax return for the period ending May 10, 2005. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in our financial statements at January 1, 2007. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

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

Our outstanding floating rate notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.3 million per year. Our senior secured revolving credit facility provides for borrowings of up to $40.0 million, which also bear interest at variable rates. Assuming the senior secured revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.1 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly, the cost of petrochemical resin. Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth.

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the three months ended March 31, 2007 and 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

For the three months ended March 31, 2007, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: May 15, 2007	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer