Form 10-Q
period 2007-06-30
CPG INTERNATIONAL INC.
filed 2007-08-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒ No☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of July 31, 2007 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements. (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006.	4

Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006.	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4. Controls and Procedures.	45

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	46

Item 1A. Risk Factors.	46

Item 6. Exhibits.	46

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(unaudited)

(dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash	$18,388	$2,173
Receivables:
Trade, less allowance for doubtful accounts of $1,747 and $1,497 in 2007 and 2006, respectively	38,155	29,325
Inventories	37,112	45,493
Deferred income taxes—current	8,393	9,192
Prepaid expenses and other	4,960	6,404
Total current assets	107,008	92,587
Property and equipment—net	91,703	79,935
Goodwill	281,642	232,786
Intangible assets —net	91,188	92,408
Deferred financing costs—net	9,362	10,080
Total assets	$580,903	$507,796

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable—primarily trade	$24,078	$25,680
Current portion of capital lease	899	647
Current portion of long-term debt obligations	—	9,508
Accrued interest	15,700	13,887
Accrued warranty costs	3,222	1,854
Accrued expenses	7,693	7,391
Total current liabilities	51,592	58,967
Deferred income taxes	45,794	43,715
Capital lease obligation—less current portion	6,598	3,010
Long-term debt—less current portion	278,120	245,132
Other liabilities	689	—
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	199,961	165,066
Accumulated deficit	(1,851)	(8,094)
Total shareholder’s equity	198,110	156,972
Total liabilities and shareholder’s equity	$580,903	$507,796

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Net sales	$77,054	$66,695
Cost of sales	(55,368)	(50,180)
Gross margin	21,686	16,515
Selling, general and administrative expenses	(12,013)	(9,981)
Gain on sale of property	443	–
Operating income	10,116	6,534

Other income (expenses):
Interest expense	(8,591)	(6,945)
Interest income	216	45
Miscellaneous – net	–	(189)
Total other expenses-net	(8,375)	(7,089)

Income (loss) before income taxes	1,741	(555)
Income tax (expense) benefit	(708)	275
Net income (loss)	$1,033	$(280)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Six Months Ended June 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Net sales	$171,501	$144,761
Cost of sales	(122,262)	(107,286)
Gross margin	49,239	37,475
Selling, general and administrative expenses	(22,651)	(18,750)
Gain on sale of property	443	–
Operating income	27,031	18,725

Other income (expenses):
Interest expense	(17,222)	(13,184)
Interest income	301	74
Miscellaneous – net	(39)	(225)
Total other expenses-net	(16,960)	(13,335)

Income before income taxes	10,071	5,390
Income tax expense	(3,828)	(2,032)
Net income	$6,243	$3,358

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Cash flow from operating activities:
Net income	$6,243	$3,358
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,129	6,373
Amortization of debt premium	(12)	—
Amortization of deferred financing fees classified as interest	947	780
Deferred income tax provision	3,372	1,820
Non-cash interest charges	7	5
(Gain)/loss on disposition of fixed asset	(443)	2
Changes in certain assets and liabilities:
Trade receivables	(6,230)	(11,779)
Inventories	11,027	5,961
Prepaid expenses and other current assets	1,094	1,773
Accounts payable – primarily trade	(5,429)	(11,417)
Accrued expenses and interest	501	3,576
Other liabilities	689	—
Net cash provided by operating activities	19,895	452
Cash flows used in investing activities:
Acquisition of Santana, net of cash received	—	(34,125)
Acquisition of Procell, net of cash received	(57,389)	—
Purchases of property and equipment	(5,738)	(10,510)
Proceeds from disposition of fixed asset	1,981	9
Net cash used in investing activities	(61,146)	(44,626)
Cash flows from financing activities:
Capital contribution	34,894	—
Proceeds from issuance of long-term obligation	33,000	30,150
(Payments)/proceeds under revolving credit facility-net	(9,500)	6,000
Payment on long-term obligations	(512)	(46)
Payment of financing fees and acquisition costs	(416)	(1,217)
Net cash provided by financing activities	57,466	34,887
Net increase (decrease) in cash and cash equivalents	16,215	(9,287)
Cash and cash equivalents – Beginning of period	2,173	14,785
Cash and cash equivalents – End of period	$18,388	$5,498
Supplemental disclosures:
Cash paid for interest	$14,467	$11,367
Cash paid for income taxes	22	—
Capital expenditures in accounts payable at end of period	$945	$540
Capital lease assumed with acquisition of Procell	$4,338	$—

See notes to unaudited condensed consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for the full year.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Beginning balance	$1,497	$873
Increase for anticipated bad debts(1)	250	645
Decrease for accounts written off	—	(81)
Ending balance	$1,747	$1,437

_______________________

(1) Includes approximately $0.5 million added as an initial reserve at April 29, 2006 related to the Santana Acquisition.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Beginning balance	$1,497	$820
Increase for anticipated bad debts (1)	250	795
Decrease for accounts written off	—	(178)
Ending balance	$1,747	$1,437

_________________________

(1) Includes approximately $0.5 million added as an initial reserve at April 29, 2006 related to the Santana Acquisition.

Product Warranties

The Company provides a 15-year limited warranty on Comtec products, a 25-year limited warranty on AZEK products and a lifetime limited warranty on Procell Decking products sold for residential use. The warranty period for all other uses of Procell, including commercial is 25 years. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The Procell warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and Procell products have only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at June 30, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. Due to the recent introductions of AZEK Building Products and Procell products into the market, the Company has limited history as to warranty claims and the timing of such activity. As a result, the Company recognizes warranty claims accrued as a current liability. The Company will continue to monitor this warranty reserve and the claim activity on a regular basis to conclude on the classification of the liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Beginning balance	$3,331	$1,861
Additions	—	—
Warranty costs incurred	(109)	(4)
Ending balance	$3,222	$1,857

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Beginning balance	$1,854	$1,786
Additions(1)	1,546	103
Warranty costs incurred	(178)	(32)
Ending balance	$3,222	$1,857

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

____________________

(1) Includes approximately $1.5 million added as an initial reserve at February 1, 2007 related to the Procell Acquisition.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at June 30, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,120	$285,700

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$245,140	$251,983
Revolving credit facility	$9,500	$9,500

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

Recently Issued Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved. Of the total unrecognized tax benefits, $689,000 is carried at June 30, 2007 as a non-current liability, and $111,000 as an offset to current deferred tax assets. If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007 and January 1, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2003 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently commenced an examination of a subsidiary’s tax return for the period ending May 10, 2005. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in its consolidated financial statements after January 1, 2007. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$48,172	$28,882	$—	$—	$77,054
Intersegment net sales	—	—	—	—	—
Total net sales	48,172	28,882	—	—	77,054
Cost of sales	(35,111)	(20,257)	—	—	(55,368)
Gross margin	13,061	8,625	—	—	21,686
Selling, general and administrative expenses	(5,628)	(3,597)	(2,788)	—	(12,013)
Gain on sale of property	—	443	—	—	443
Operating income (loss)	$7, 433	$5,471	$(2,788)	$—	$10,116

Segmented financial data:
Interest expense	$(4,807)	$(3,696)	$(88)	$—	$(8,591)
Interest income	$140	$61	$15	$—	$216
Depreciation and amortization classified as:
Cost of sales	$2,108	$972	$—	$—	$3,080
Selling, general and administrative expense	330	322	271	—	923
Total depreciation and amortization	$2,438	$1,294	$271	$—	$4,003
Total capital expenditures(1)	$4,088	$83	$1	$—	$4,172

______________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$117,203	$54,298	$—	$—	$171,501
Intersegment net sales	—	—	—	—	—
Total net sales	117,203	54,298	—	—	171,501
Cost of sales	(83,152)	(39,110)	—		(122,262)
Gross margin	34,051	15,188	—	—	49,239
Selling, general and administrative expenses	(10,907)	(6,319)	(5,425)	—	(22,651)
Gain on sale of property	—	443	—	—	443
Operating income (loss)	$23,144	$9,312	$(5,425)	$—	$27,031
Segmented financial data:
Interest expense	$(9,588)	$(7,463)	$(171)	$—	$(17,222)
Interest income	$189	$83	$29	$—	$301
Depreciation and amortization classified as:
Cost of sales	$4,074	$2,238	$—	$—	$6,312
Selling, general and administrative expense	656	654	507	—	1,817
Total depreciation and amortization	$4,730	$2,892	$507	$—	$8,129
Total capital expenditures(1)	$6,072	$279	$333	$—	$6,684

_________________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$38,618	$28,077	$—	$—	$66,695
Intersegment net sales	696	97	—	(793)	—
Total net sales	39,314	28,174	—	(793)	66,695
Cost of sales	(30,461)	(20,512)	—	793	(50,180)
Gross margin	8,853	7,662	—	—	16,515
Selling, general and administrative expenses	(5,254)	(2,837)	(1,890)	—	(9,981)
Operating income (loss)	$3,599	$4,825	$(1,890)	$—	$6,534

Segmented financial data:
Interest expense	$(4,053)	$(2,892)	$—	$—	$(6,945)
Interest income	$13	$32	$—	$—	$45
Depreciation and amortization classified as:
Cost of sales	$1,407	$1,197	$—	$—	$2,604
Selling, general and administrative expense	330	308	58	—	696
Total depreciation and amortization	$1,737	$1,505	$58	$—	$3,300
Total capital expenditures(1)	$1,282	$31	$1,071	$—	$2,384

_________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$98,068	$46,693	$—	$—	$144,761
Intersegment net sales	1,092	133	—	(1,225)	—
Total net sales	99,160	46,826	—	(1,225)	144,761
Cost of sales	(73,259)	(35,252)	—	1,225	(107,286)
Gross margin	25,901	11,574	—	—	37,475
Selling, general and administrative expenses	(10,346)	(4,997)	(3,407)	—	(18,750)
Operating income (loss)	$15,555	$6,577	$(3,407)	$—	$18,725

Segmented financial data:
Interest expense	$(7,439)	$(5,745)	$—	$—	$(13,184)
Interest income	$34	$40	$—	$—	$74
Depreciation and amortization classified as:
Cost of sales	$2,610	$2,389	$—	$—	$4,999
Selling, general and administrative expense	639	670	65	—	1,374
Total depreciation and amortization	$3,249	$3,059	$65	$—	$6,373
Total capital expenditures(1)	$9,339	$148	$1,563	$—	$11,050

_________________

(2)	Includes capital expenditures in accounts payable.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Total assets:
AZEK Building Products	$356,133	$292,389
Scranton Products	204,261	208,681
Corporate	20,509	6,726
Total consolidated assets	$580,903	$507,796

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	June 30, 2007		June 30, 2006
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	11%	18%	22%	41%
Distributor B	7	12	14	25
Distributor C	7	10	–	–
Distributor D	7	10	–	–
Total	32%	50%	36%	66%

	Six Months		Six Months
	Ended		Ended
	June 30, 2007		June 30, 2006
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	21%	31%	25%	41%
Distributor B	9	13	10	16
Distributor C	7	10	–	–
Total	37%	54%	35%	57%

3.	ACQUISITIONS

On December 13, 2006, CPG entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owns and operates Procell Decking Systems for a purchase price of $54,000,000. Approximately $3,000,000 of the sales proceeds were invested into CPG International Holdings, LP (the Company’s direct parent company, or CPG Holdings), by Procell’s prior owners. The acquisition of Procell (“Procell Acquisition”) closed on January 31, 2007. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on relative fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination, including potential payment of up to $7,100,000 as well as additional equity to the former owners of Procell based upon achievement of certain financial and operating targets for the year ending December 31, 2007, and valuation of the equity received by the former owners of Procell  in CPG International Holdings, LP. A valuation study is currently being performed by an independent third party, which will change the purchase price allocation and may result in additional depreciation of property and equipment and amortization of identifiable intangible assets over their estimated useful lives. The Company is also in the process of evaluating the fair market value of inventory and the required reserve balances for allowance for doubtful accounts, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit.

The following table summarizes the preliminary allocation of fair values of Procell’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At February
(Dollars in thousands)		1, 2007

Purchase price		$54,006
Transaction costs		4,459
		58,465
Less:
Cash and cash equivalents	$1,075
Accounts receivable	2,593
Inventory	2,509
Other current assets	6
Property, plant and equipment	13,725
Total assets acquired	19,908
Accounts payable assumed	2,882
Capital lease obligation assumed	4,338
Other liabilities assumed	2,267
Total liabilities assumed	9,488
		(10,420)
Goodwill (excess purchase price over net asset value)		$48,045

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following pro forma consolidated financial information for the six months ended June 30, 2007 and 2006 is presented as though the Procell Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2006, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at January 31, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

Pro Forma
Three Months
Ended
June 30,
(Dollars in thousands)	2006

Net sales	$73,808

Net loss	$(3,545)

	Pro Forma	Pro Forma
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006

Net sales	$174,918	$159,346

Net loss	$5,477	$228

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $36,000,000. The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations. The purchase price, which includes $1,600,000 in transaction costs, is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as deferred financing costs.

The amount allocated to goodwill of $21,577,000 is reflective of the future benefit the Company is expecting to realize from the Santana Acquisition, including strategic growth opportunities within our Scranton Products segment. In the three months ended March 31, 2007 the Company recorded a reduction of approximately $173,000 related to fixed assets not used following the Santana Acquisition and an increase of approximately $138,000 related to the valuation of inventory previously considered obsolete. These items created a net increase to goodwill of $35,000 as they represent an adjustment to the initial purchase price allocation.

The following pro forma consolidated financial information for the three and six months ended June 30, 2006 is presented as though the Santana Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 29, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Pro Forma
Three Months
Ended
June 30,
(Dollars in thousands)	2006

Net sales	$69,415

Net income	$(7,340)

Pro Forma
Six Months
Ended
June 30,
(Dollars in thousands)	2006

Net sales	$154,818

Net income	$(3,818)

4.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Raw materials	$20,550	$21,640
Finished goods and work in process	16,562	23,853
Total inventories	$37,112	$45,493

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Land and improvements	$1,701	$1,701
Buildings and improvements	20,665	22,414
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	2,305
Manufacturing equipment	74,819	62,684
Office furniture and equipment	4,553	3,829
Total property and equipment	109,893	94,433
Construction in progress	5,721	2,833
	115,614	97,266
Accumulated depreciation	(23,911)	(17,331)
Total property and equipment - net	$91,703	$79,935

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $3,393,000 and $2,680,000, respectively. Also, depreciation expense for the six months ended June 30, 2007 and 2006 was approximately $6,909,000 and $5,177,000, respectively.

On May 11, 2007, CPG sold one of its manufacturing facilities for approximately $2,400,000, receiving net proceeds of $1,981,000. This sale resulted in a net gain to the Company of approximately $443,000. The Company also entered into an operating lease with the buyer to continue to use a portion of the building through May 2009.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	June 30,	December 31,
(Dollars in thousands)	Years	2007	2006
Goodwill	—	$281,642	$232,786

Non-amortizable intangibles
Trademarks	—	$71,400	$71,400
Amortizable intangibles-
Non-compete agreement	5	100	100
Accumulated amortization non-compete agreement		(23)	(13)
Non-compete agreement- net		77	87

Customer relationships	10	23,000	23,000
Accumulated amortization customer relationships		(4,832)	(3,682)
Customer relationships-net		18,168	19,318

Proprietary knowledge	15	1,800	1,800
Accumulated amortization proprietary knowledge		(257)	(197)
Proprietary knowledge-net		1,543	1,603

Total amortizable intangibles-net		19,788	21,008
Intangible assets – net		$91,188	$92,408

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

The $49,229,000 increase in goodwill from December 31, 2006 to June 30, 2007 primarily related to goodwill of approximately $48,045,000 which was recorded in connection with the Procell Acquisition, acquisition costs of approximately $557,000 attributable to the Procell Acquisition, as well as approximately $800,000 recorded in conjunction with the Company’s initial adoption of FIN 48, and a reduction of $578,000 in goodwill related to the recording of additional deferred tax assets. The Company also recorded an increase to goodwill of $35,000 related to final adjustments to the Santana Acquisition purchase price allocation for fixed assets and inventory.

Amortization expense for the three months ended June 30, 2007 and 2006 was approximately $610,000 and $620,000, respectively. Also amortization expense for the six months ended June 30, 2007 and 2006 was approximately $1,220,000 and $1,196,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Annual amortization on customer relationships is expected to be approximately $2,300,000 over the next 9 years, whereas annual amortization on proprietary knowledge is expected to be approximately $120,000 over the next 14 years. Annual amortization on non-compete agreement is expected to be approximately $20,000 over the next 4 years.

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Deferred financing costs	$12,977	$12,748
Accumulated amortization	(3,615)	(2,668)
Total deferred financing costs, net	$9,362	$10,080

Amortization of deferred financing costs for the three months ended June 30, 2007 and 2006 was approximately $475,000 and $397,000, respectively. Also, amortization expense for the six months ended June 30, 2007 and 2006 was approximately $947,000 and $780,000, respectively. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.12% at
June 30, 2007 and 12.337% at December 31, 2006) (includes premium of
$120 at June 30, 2007)	128,120	95,132
Credit Facility – (8.14% - 9.75% at December 31, 2006)	—	9,500
Notes payable	—	8

Total	278,120	254,640
Less current portion	—	(9,508)
Long-term debt—less current portion	$278,120	$245,132

On January 31, 2007, in connection with the Procell Acquisition, CPG issued an additional $33,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Senior Unsecured Floating and Fixed Rate Notes (the “Notes”).

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

As of June 30, 2007, there was nil outstanding under, and a letter of credit of $1,255,000 held against, the senior secured credit facility, which had an additional $38,745,000 available for borrowing as of such date.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

As of June 30, 2007, the Company has scheduled long term debt payments (excluding interest) of $278,000,000 in years 2007 through 2011 and thereafter.

9.	LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

On May 11, 2007, CPG sold one of its manufacturing facilities and concurrently entered into an operating lease with the buyer to continue to use a portion of the building through May 2009 at a rate of approximately $14,000 per month for the first year and approximately $12,000 a month for the second year.

Future minimum rental payments at June 30, 2007 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2007	$1,150	$755
2008	2,283	1,354
2009	2,277	1,282
2010	1,950	1,044
2011	1,492	881
Thereafter	7,426	3,134
Total	16,578	$8,450
Less amount representing interest	(9,081)
Present value of minimum capital lease payments	7,497
Less current installments of obligations under capital leases	(899)
Obligations under capital leases—excluding current installments	$6,598

Total rent expense for the three months ended June 30, 2007 and 2006 was approximately $360,000 and $208,000, respectively. Also, rent expense for the six months ended June 30, 2007 and 2006 was approximately $664,000 and $499,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. On March 19, 2007, the Mills Company filed a complaint against the Company and its subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. During the second quarter of 2007, the Company recorded a one-time charge of $500,000 for the settlement of the patent infringement allegation.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s indirect parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $750,000 are included in selling, general and administrative expenses for the three and six months ended June 30, 2007. Management fees of $215,000 are included in selling, general and administrative expenses for the three and six months ended June 30, 2006.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the three and six months ended June 30, 2007 was $126,000 and $251,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in CPG Holdings. Total lease payments for the three and six months ended June 30, 2007 were approximately $127,000 and $211,000, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to Procell on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $126,000 and $238,000 for the quarter ended and six months ended June 30, 2007.

At June 30, 2007, the Company had a receivable with an affiliate of the general partner of CPG Holdings of approximately $167,000. This amount is classified in other current assets on the Company’s condensed consolidated balance sheet.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes, as well as the borrower under the senior secured revolving credit facility. See Note 8. The Company is the direct parent holding company of CPG and a guarantor of the Notes and the senior secured revolving credit facility. In addition, all of the domestic subsidiaries of CPG, including Santana Products acquired April 2006 and Procell Decking Systems acquired in January 2007, guarantee the Notes, as well as the senior secured revolving credit facility. The guarantees are full, unconditional, joint and several.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at June 30, 2007 and December 31, 2006. Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations and would not differ substantially from the Company’s notes. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$18,388	$—	$18,388
Net receivables	—	—	38,155	—	38,155
Inventory	—	—	37,112	—	37,112
Other current assets	—	—	13,353	—	13,353
Total current assets	—	—	107,008	—	107,008
Net property and equipment	—	—	91,703	—	91,703
Goodwill	—	—	281,642	—	281,642
Net intangible assets	—	—	91,188	—	91,188
Other non-current assets	198,110	198,110	9,362	(396,220)	9,362
Total assets	$198,110	$198,110	$580,903	$(396,220)	$580,903
Accounts payable	$—	$—	$24,078	$—	$24,078
Accrued interest	—	—	15,700	—	15,700
Accrued expenses	—	—	7,693	—	7,693
Other current liabilities	—	—	4,121	—	4,121
Total current liabilities	—	—	51,592	—	51,592
Deferred income taxes	—	—	45,794	—	45,794
Long-term debt	—	—	278,120	—	278,120
Other non-current liabilities	—	—	7,287	—	7,287
Equity	198,110	198,110	198,110	(396, 220)	198,110
Total liabilities and equity	$198,110	$198,110	$580,903	$(396,220)	$580,903

	December 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$2,173	$—	$2,173
Net receivables	—	—	29,325	—	29,325
Inventory	—	—	45,493	—	45,493
Other current assets	—	—	15,596	—	15,596
Total current assets	—	—	92,587	—	92,587
Net property and equipment	—	—	79,935	—	79,935
Goodwill	—	—	232,786	—	232,786
Net intangible assets	—	—	92,408	—	92,408
Other non-current assets	156,972	156,972	10,080	(313,944)	10,080
Total assets	$156,972	$156,972	$507,796	$(313,944)	$507,796
Accounts payable	$—	$—	$25,680	$—	$25,680
Accrued interest	—	—	13,887	—	13,887
Accrued expenses	—	—	9,245	—	9,245
Other current liabilities	—	—	10,155	—	10,155
Total current liabilities	—	—	58,967	—	58,967
Deferred income taxes	—	—	43,715	—	43,715
Long-term debt	—	—	245,132	—	245,132
Other non-current liabilities	—	—	3,010	—	3,010
Equity	156,972	156,972	156,972	(313,944)	156,972
Total liabilities and equity	$156,972	$156,972	$507,796	$(313,944)	$507,796

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$77,054	$—	$77,054
Cost of Sales	—	—	(55,368)	—	(55,368)
Gross margin	—	—	21,686	—	21,686
Selling, general and administrative expenses	—	—	(12,013)	—	(12,013)
Gain on sale of property			443		443
Operating income	—	—	10,116	—	10,116
Interest expense, net of interest income	—	—	(8,375)	—	(8,375)
Miscellaneous, net	—	—	—	—	—
Equity in net income from subsidiary	1,033	1,033	—	(2,066)	—
Income tax expense	—	—	(708)	—	(708)
Net income	$1,033	1,033	$1,033	$(2,066)	$1,033

	Six Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$171,501	$—	$171,501
Cost of Sales	—	—	(122,262)	—	(122,262)
Gross margin	—	—	49,239	—	49,239
Selling, general and administrative expenses	—	—	(22,651)	—	(22,651)
Gain on sale of property			443		443
Operating income	—	—	27,031	—	27,031
Interest expense, net of interest income	—	—	(16,921)	—	(16,921)
Miscellaneous, net	—	—	(39)	—	(39)
Equity in net income from subsidiary	6,243	6,243	—	(12,486)	—
Income tax expense	—	—	(3,828)	—	(3,828)
Net income	$6,243	6,243	$6,243	$(12,486)	$6,243

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$66,695	$—	$66,695
Cost of Sales	—	—	(50,180)	—	(50,180)
Gross margin	—	—	16,515	—	16,515
Selling, general and administrative expenses	—	—	(9,981)	—	(9,981)
Operating income	—	—	6,534	—	6,534
Interest expense, net of interest income	—	—	(6,900)	—	(6,900)
Miscellaneous, net	—	—	(189)	—	(189)
Equity in net income from subsidiary	(280)	(280)	—	560	—
Income tax expense	—	—	275	—	275
Net income	$(280)	(280)	$(280)	$560	$(280)

	Six Months Ended June 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$144,761	$—	$144,761
Cost of Sales	—	—	(107,286)	—	(107,286)
Gross margin	—	—	37,475	—	37,475
Selling, general and administrative expenses	—	—	(18,750)	—	(18,750)
Operating income	—	—	18,725	—	18,725
Interest expense, net of interest income	—	—	(13,110)	—	(13,110)
Miscellaneous, net	—	—	(225)	—	(225)
Equity in net income from subsidiary	3,358	3,358	—	(6,716)	—
Income tax expense	—	—	(2,032)	—	(2,032)
Net income	$3,358	3,358	$3,358	$(6,716)	$3,358

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$6,243	$6,243	$6,243	$(12, 486)	$6,243
Depreciation and amortization	—	—	8,129	—	8,129
Other non-cash expenses	—	—	3,871	—	3,871
Equity in net income from subsidiary	(6,243)	(6,243)	—	12,486	—
Trade receivables	—	—	(6,230)	—	(6,230)
Inventories	—	—	11,027	—	11,027
Accounts payable	—	—	(5,429)	—	(5,429)
Accrued expenses and interest	—	—	501	—	501
Other changes in working capital	—	—	1,783	—	1,783
Net cash provided by operating activities	—	—	19,895	—	19,895
Purchases of property and equipment	—	—	(5,738)	—	(5,738)
Acquisition of Procell, net	—	—	(57,389)	—	(57,389)
Other cash used in investing activities	—	—	1,981	—	1,981
Net cash used in investing activities	—	—	(61,146)	—	(61,146)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,894	—	34,894
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(928)	—	(928)
Net cash provided by financing activities	—	—	57,466	—	57,466
Net increase in cash and cash equivalents	—	—	16,215	—	16,215
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$18,388	$—	$18,388

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$3,358	$3,358	$3,358	$(6,716)	$3,358
Depreciation and amortization	—	—	6,373	—	6,373
Deferred income tax provision	—	—	1,820	—	1,820
Other non-cash expenses	—	—	780	—	780
Equity in net income from subsidiary	(3,358)	(3,358)	—	6,716	—
Trade receivables	—	—	(11,779)	—	(11,779)
Inventories	—	—	5,961	—	5,961
Accounts payable	—	—	(11,417)	—	(11,417)
Other changes in working capital	—	—	5,356	—	5,356
Net cash used in operating activities	—	—	452	—	452
Purchases of property and equipment	—	—	(10,510)	—	(10,510)
Acquisition of Santana, net	—	—	(34,125)	—	(34,125)
Proceeds from disposition of fixed assets	—	—	9	—	9
Net cash used in investing activities	—	—	(44,626)	—	(44.626)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Proceeds from revolving credit	—	—	6,000	—	6,000
Other cash used in financing activities	—	—	(1,263)	—	(1,263)
Net cash used in financing activities	—	—	34,887	—	34,887
Net increase in cash and cash equivalents	—	—	(9,287)	—	(9,287)
Cash and cash equivalents – beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents – end of period	$—	$—	$5,498	$—	$5,498

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor). Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Company for the periods presented. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flow for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

OVERVIEW

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of construction applications. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, which produces exterior residential building products such as AZEK trimboards, millwork and mouldings, and decking systems produced under Procell Decking, as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

•

Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana bathroom partitions and locker systems, as well as similarly manufactured and distributed non-fabricated special application industrial products, including Seaboard® and Flametec®.

OUR BUSINESS

Over 99% and 98% of our sales in the first half of 2007 and 2006, respectively, were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of June 30, 2007, our distributors were selling our products to nearly 2,000 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 9%. In January 2007, we continued to diversify our exterior home product offering in AZEK Building Products through the acquisition of Procell. We believe that the Procell Acquisition is key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products. We also believe that the Procell Acquisition will help us continue to expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our goal is to continue to increase our market share of Scranton Product’s fabricated product offerings at the expense of competing metal, phenolic, laminated wood, wood and plastic manufacturers by offering premium products such as Hiny Hider™, Comtec, Capitol, EverTuff and TuffTec brands. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states. Our goal is to continue to expand our product base, increase our distributor network and expand our portfolio of premium branded products, while increasing our mix of high-value added, fabricated products within our Scranton Products business.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in the first half of 2007. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. In the first six months of 2007, resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006. Our average cost of resin decreased by approximately 17.6% from the six months ended June 30, 2007 to June 30, 2006. In the past we had partially offset the impact of higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We have not taken any significant pricing actions since we took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that were used to mitigate higher resin prices. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers in the past. In turn, decreases in resin costs could lead to lower selling prices for our industrial building products sold in the commodity market.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK trim, millwork, mouldings and decking products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. At the end of 2006 we experienced economic factors that had affected our growth in the residential building market. In the third quarter of 2006, demand for our products with our distributors and dealers declined as they were maintaining lower levels of inventory, due to declines in demand in the residential building market. Sales were stronger in the first half of 2007 due to the Procell Acquisition and the expansion of our AZEK sales network that was partially offset by the impacts of a declining market for residential construction and severe early second quarter weather in the eastern U.S. that delayed the start to the spring building season. These factors combined to slow AZEK trim, millwork and moulding sales as dealers and distributors worked through inventory purchased in AZEK’s successful early-buy program in the first quarter of 2007. By late second quarter distributors and dealers had worked through their early-buy inventories causing order demand for AZEK trim, millwork and mouldings to improve significantly. Overall, we expect continued growth in our AZEK Building Products business. Growth in our Procell deck line is anticipated to continue as we expand its distribution foot print and invest to increase its production capacity. We also expect the recent trend of improved order flows for AZEK other product offerings to continue throughout the remainder of 2007.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between June 30, 2007 and December 31, 2006 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers.

Inventories

Inventories (mainly, petrochemical resin), are valued at the lower of cost or market, determined on a first-in, first-out basis and reduced for slow-moving and obsolete inventory.

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

Product Warranties

We provide a 15-year limited warranty on Comtec products, a lifetime limited warranty on Procell products for residential use, with a 25-year limited warranty on all other uses and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The Procell warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and Procell products have only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at June 30, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company had determined that no impairment of goodwill or other intangibles existed at December 31, 2006, and is not aware of any events or circumstances that would indicate impairment through June 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$77,054	$66,695
Cost of sales	(55,368)	(50,180)
Gross margin	21,686	16,515
Selling, general and administrative expenses	(12,013)	(9,981)
Gain on sale of property	443	—
Operating income	10,116	6,534
Interest expense, net	(8,375)	(6,900)
Miscellaneous, net	—	(189)
Income before income taxes	1,741	(555)
Income tax (expense) benefit	(708)	275
Net income (loss)	$1,033	$(280)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.9)	(75.2)
Gross margin	28.1	24.8
Selling, general and administrative expenses	(15.6)	(15.0)
Gain on sale of property	0.6	—
Operating income	13.1	9.8
Interest expense, net	(10.9)	(10.3)
Miscellaneous—net	—	(0.3)
Income before income taxes	2.3	(0.8)
Income tax (expense) benefit	(0.9)	0.4
Net income (loss)	1.3%	(0.4%)

Net Sales. Net sales increased by $10.4 million, or 15.5%, to $77.1 million for the three months ended June 30, 2007, from $66.7 million for the three months ended June 30, 2006 primarily due to increased volumes from the Procell Acquisition. Overall, AZEK Building Products net sales increased 24.7% from June 30, 2007 compared to June 30, 2006, and Scranton Products net sales increased 2.9% from June 30, 2007 compared to June 30, 2006. We sold 54.7 million pounds of product during the three months ended June 30, 2007, which was a 15.7% increase from the 47.3 million pounds sold during the three months ended June 30, 2006. Volume growth was primarily attributable to the Procell Acquisition, offset by volume decline in AZEK Trimboard products and Scranton Products industrial building products.

Cost of Sales. Cost of sales increased by $5.2 million, or 10.3%, to $55.4 million for the three months ended June 30, 2007 from $50.2 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Procell Acquisition. We also benefited from a 7.9% reduction in average resin costs for the three months ended June 30, 2007 compared to the same period in 2006, as well as from other operating cost reductions. In the second quarter of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006.

Gross Margin. Gross margin increased by $5.2 million, or 31.3%, to $21.7 million for the three months ended June 30, 2007 from $16.5 million for the same period of 2006. Gross margin as a percent of net sales increased to 28.1% for the three months ended June 30, 2007 from 24.8% for the same period in 2006. This increase was mainly attributable to the increase in sales volume from the Procell Acquisition and the decrease in average resin costs and operational improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 20.4%, to $12.0 million, or 15.6% of net sales for the three months ended June 30, 2007 from $10.0 million, or 15.0% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to the Procell Acquisition, as well as a $0.9 million increase in corporate costs, and a one-time charge of $0.5 million related to a legal settlement in June 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.6% of net sales for the three months ended June 30, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $1.9 million in May 2007.

Interest Expense, net. Interest expense, net, increased by $1.5 million, or 21.4%, to $8.4 million for the three months ended June 30, 2007 from $6.9 million for the same period in 2006. Interest expense was higher primarily from the addition of $33.0 million related to the Procell Acquisition, which closed on January 31, 2007, as well as from higher interest rates in 2007.

Income Taxes. Income tax increased by $1.0 million, or 357.5%, to $0.7 million for the three months ended June 30, 2007 from a $0.3 million benefit for the same period in 2006. Income tax expense increased primarily from the increase in pretax income, and is determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax.

Net Income. Net income increased by $1.3 million, or 468.9% to net income of $1.0 million for the three months ended June 30, 2007 from a net loss of $0.3 million for the comparable period in 2006 as a result of reasons described above, particularly from the Procell Acquisition, lower average resin costs, and the gain on sale of the manufacturing facility, offset by higher interest expense and increased selling, general and administrative expenses, mainly from public company requirements.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their condensed consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$171,501	$144,761
Cost of sales	(122,262)	(107,286)
Gross margin	49,239	37,475
Selling, general and administrative expenses	(22,651)	(18,750)
Gain on sale of property	443	—
Operating income	27,031	18,725
Interest expense, net	(16,921)	(13,110)
Miscellaneous, net	(39)	(225)

Income before income taxes	10,071	5,390
Income tax expense	(3,828)	(2,032)
Net income	$6,243	$3,358

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.3)	(74.1)
Gross margin	28.7	25.9
Selling, general and administrative expenses	(13.2)	(13.0)
Gain on sale of property	0.3	—
Operating income	15.8	12.9
Interest expense, net	(9.9)	(9.1)
Miscellaneous—net	—	(0.2)
Income before income taxes	5.9	3.7
Income tax expense	(2.2)	(1.4)
Net income	3.6%	2.3%

Net Sales. Net sales increased by $26.7 million, or 18.5%, to $171.5 million for the six months ended June 30, 2007, from $144.8 million for the six months ended June 30, 2006 primarily due to increased volumes. Overall, AZEK Building Products net sales increased 19.5% from June 30, 2007 compared to June 30, 2006, and Scranton Products net sales increased 16.3% from June 30, 2007 compared to June 30, 2006. We sold 128.1 million pounds of product during the six months ended June 30, 2007, which was a 21.9% increase from the 105.1 million pounds sold during the six months ended June 30, 2006. Volume growth was primarily attributable to the Santana Acquisition, the Procell Acquisition and year over year growth within Scranton Products commercial building products, offset by decline in AZEK Building Products residential building products.

Cost of Sales. Cost of sales increased by $15.0 million, or 14.0%, to $122.3 million for the six months ended June 30, 2007 from $107.2 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Santana Acquisition, the Procell Acquisition and Scranton Products growth. We also benefited from a 17.6% reduction in average resin costs for the six months ended June 30, 2007 compared to the same period in 2006. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006. However, resin prices remain higher than 2005 pre-hurricane levels.

Gross Margin. Gross margin increased by $11.8 million, or 31.4%, to $49.2 million for the six months ended June 30, 2007 from $37.5 million for the same period of 2006. Gross margin as a percent of net sales increased to 28.7% for the six months ended June 30, 2007 from 25.9% for the same period in 2006. This increase was mainly attributable to increases in sales volume from the Procell and Santana Acquisition, the benefit of lower average resin costs and operating cost improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.9 million, or 20.8%, to $22.7 million, or 13.2% of net sales for the six months ended June 30, 2007 from $18.8 million, or 13.0% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to a $1.4 million increase in depreciation expense, professional fees and management fees at our corporate level for the six months ended June 30, 2007 compared to the same period in 2006. The remaining increase related to the addition of Santana and the Procell Acquisition, and a one-time charge of $0.5 million related to a legal settlement in June 2007.

Interest Expense, net. Interest expense, net, increased by $3.8 million, or 29.0%, to $16.9 million for the six months ended June 30, 2007 from $13.1 million for the same period in 2006. Interest expense was higher mainly from the addition of $30.0 million in debt attributable to the Santana Acquisition on April 29, 2005 and an additional $33.0 million related to the Procell Acquisition, which closed on January 31, 2007, as well as from higher interest rates in 2007.

Income Taxes. Income tax expense increased by $1.8 million, or 88.4%, to $3.8 million for the six months ended June 30, 2007 from $2.0 million for the same period in 2006. Our effective income tax rate is determined primarily based on the pretax income of individual subsidiaries, and the states from which they are subject to income tax. Income tax expense increased primarily from the increase in pretax income, and the breakdown of the pretax income among the specific subsidiaries.

Net Income. Net income increased by $2.9 million, or 85.9% to net income of $6.2 million for the six months ended June 30, 2007 from $3.4 million for the comparable period in 2006 as a result of reasons described above, particularly as a result of the increased sales volume, lower average resin costs offset by higher interest expense and increased selling, general and administrative expenses, mainly from public company requirements and the Procell Acquisition and Santana Acquisition.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK Trimboards, Millwork, Mouldings, Procell Decking and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom partitions and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, and corporate related professional fees are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$48,172	$38,618
Cost of sales	(35,111)	(29,765)
Gross margin	13,061	8,853
Selling, general and administrative expenses	(5,628)	(5,254)
Operating income	$7,433	$3,599

Net Sales. Net sales increased by $9.6 million or 24.7%, to $48.2 million for the three months ended June 30, 2007 from $38.6 million for the same period in 2006. Overall, we sold 40.5 million pounds of product during the three months ended June 30, 2007, which was a 24.0% increase from the 32.7 million pounds sold during the comparable period in 2006. This volume increase was primarily attributable to the Procell Acquisition, offset by declines in our AZEK trim products and industrial building products. The decline in volumes from our residential trim lines was primarily attributable to continued softness in the housing market and severe weather early in the quarter that delayed the start of the building season in the eastern United States. After a strong early-buy program in the first quarter of

2007, the housing decline and weather impacts slowed order demand from our distributors and dealers early in the second quarter as they worked down their inventory levels. Inventory levels normalized late in the quarter resulting in a recovery in order demands.

Cost of Sales. Cost of sales increased by $5.3 million, or 18.0%, to $35.1 million for the three months ended June 30, 2007 from $29.8 million for the same period of 2006. The increase was primarily attributable to higher sales volume from the Procell Acquisition. We also benefited from the decrease in our average resin costs of 7.9% in the three months ended June 30, 2007 compared to the same period in 2006. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006.

Gross Margin. Gross margin increased by $4.2 million, or 47.5% to $13.1 million for the three months ended June 30, 2007 from $8.9 million for the same period in 2006. This increase was primarily attributable to increased sales volume and favorable average resin costs. Gross margin as a percent of net sales was 27.1% for the three months ended June 30, 2007 compared to 22.9% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million, or 7.1% to $5.6 million, or 11.7% of sales for the three months ended June 30, 2007 from $5.3 million, or 13.6% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to the Procell Acquisition, as well as slightly higher promotional expenses associated with the AZEK brand in the second quarter of 2007 compared to the same period in 2006.

Operating Income. Operating income increased by $3.8 million, or 106.5% to $7.4 million for the three months ended June 30, 2007 from $3.6 million for the comparable period in 2006 primarily due to the Procell Acquisition and lower average resin costs.

AZEK Building Products – Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s condensed consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$117,203	$98,068
Cost of sales	(83,151)	(72,167)
Gross margin	34,052	25,901
Selling, general and administrative expenses	(10,907)	(10,346)
Operating income	$23,145	$15,555

Net Sales. Net sales increased by $19.1 million or 19.5%, to $117.2 million for the six months ended June 30, 2007 from $98.1 million for the same period in 2006. Overall, we sold 101.1 million pounds of product during the six months ended June 30, 2007, which was a 26.0% increase from the 80.2 million pounds sold during the comparable period in 2006. This increase was primarily attributable to the Procell Acquisition and increases in sales volume of AZEK industrial building products. The increase in industrial sales volume was partially offset by a decrease in average selling price for AZEK residential building products, due to a surcharge that was in place during the first half of 2006 and later removed in the third quarter of 2006 as well as modest declines in volumes from our residential trim line due to continued softness in the housing market and severe weather early in the second quarter of 2007.

Cost of Sales. Cost of sales increased by $11.0 million, or 15.2%, to $83.2 million for the six months ended June 30, 2007 from $72.2 million for the same period of 2006. The increase was primarily attributable to higher sales volume including the Procell Acquisition. We also benefited from a decrease in average resin costs of 17.6% in the six months ended June 30, 2007 compared to the same period in 2006. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006, but still remain above 2005 pre-hurricane levels.

Gross Margin. Gross margin increased by $8.2 million, or 31.5% to $34.1 million for the six months ended June 30, 2007 from $25.9 million for the same period in 2006. This increase was primarily attributable to increased sales volume, favorable average resin costs and other cost improvements. Gross margin as a percent of net sales was 29.1% for the three months ended June 30, 2007 compared to 26.4% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 5.4% to $10.9 million, or 9.3% of sales for the six months ended June 30, 2007 from $10.3 million, or 10.5% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to the Procell Acquisition.

Operating Income. Operating income increased by $7.6 million, or 48.8% to $23.1 million for the six months ended June 30, 2007 from $15.6 million for the comparable period in 2006 primarily due to the Procell Acquisition, lower average resin costs and other cost improvements.

Scranton Products – Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$28,882	$28,077
Cost of sales	(20,257)	(20,415)
Gross margin	8,625	7,662
Selling, general and administrative expenses	(3,597)	(2,837)
Gain on sale of property	443	—
Operating income	$5,471	$4,825

Net Sales. Net sales increased by $0.8 million or 2.9%, to $28.9 million for the three months ended June 30, 2007, from $28.1 million for the same period of 2006. This sales increase was attributable to sales growth in our locker system and higher average selling prices in our commercial building product lines. We experienced a 5.8% increase in average selling prices quarter over quarter, due to the full benefit of price increases (implemented in the later half of 2005) reflected in all orders in 2007, as well as from increases in locker systems sold during the quarter ended June 30, 2007 compared to the same period in 2006. These increases were partially offset by lower volumes within the commercial building and industrial products line. Overall, we sold 14.2 million pounds of product in the three months ended June 30, 2007, which is a decrease of 2.9% from the 14.6 million pounds sold during the comparable period in 2006.

Cost of Sales. Cost of sales decreased by $0.2 million, or 0.8%, to $20.3 million for the three months ended June 30, 2007 from $20.4 million for the same period of 2006. The decrease was primarily attributable from the 7.9% quarter over quarter decrease in average resin costs as well as merger integration savings. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006.

Gross Margin. Gross margin increased by $1.0 million, or 12.6% to $8.6 million for the three months ended June 30, 2007 from $7.7 million for the same period in 2006. This increase was primarily attributable to higher average selling price, the benefit of lower average resin costs and merger-related cost savings. Gross margin as a percent of net sales increased to 29.9% for the three months ended June 30, 2007 from 27.3% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 26.8%, to $3.6 million, or 12.5% of sales for the three months ended June 30, 2007 from $2.8 million, or 10.1% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily attributable to the settlement of a patent infringement allegation which was brought against Scranton Products. The Company recorded a one-time settlement charge of $0.5 million related to this matter in June 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 2.0% of net sales for the three months ended June 30, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $1.9 million in May 2007.

Operating Income. Operating income increased by $0.6 million, or 13.4% to $5.5 million for the three months ended June 30, 2007 from $4.8 million for the comparable period in 2006 due to increased locker system sales and moderate increases in average selling price, lower average resin costs and merger synergies.

Scranton Products – Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$54,298	$46,693
Cost of sales	(39,110)	(35,119)
Gross margin	15, 188	11,574
Selling, general and administrative expenses	(6,319)	(4,997)
Gain on sale of property	443	—
Operating income	$9,312	$6,577

Net Sales. Net sales increased by $7.6 million or 16.3%, to $54.3 million for the six months ended June 30, 2007, from $46.7 million for the same period of 2006. This increase was attributable to increased volumes due to the Santana Acquisition, growth in our locker systems sales and higher average selling prices in our commercial building product lines. We experienced a 6.4% increase in average selling prices for the first half of 2007 over the comparable period in 2006, due to the full benefit of price increases (implemented in the later half of 2005) reflected in all orders in 2007, as well as from improvement in product mix sold during the period ended June 30, 2007 compared to the same period in 2006. Price increases in the commercial building products line can take up to approximately 270 days before they are fully reflected in all sales orders. Increased volumes within the commercial building products were partially offset by lower volumes within the industrial products line. Overall, we sold 27.1 million pounds of product in the six months ended June 30, 2007, which is an increase of 8.9% from the 24.7 million pounds sold during the comparable period in 2006.

Cost of Sales. Cost of sales increased by $4.0 million, or 11.4%, to $39.1 million for the six months ended June 30, 2007 from $35.1 million for the same period of 2006. The increase was primarily attributable to higher sales volumes in the six months ended June 30, 2007 from the Santana Acquisition. We also benefited from a 17.6% decrease in average resin costs in the six months ended June 30, 2007 compared to the same period in 2006 and from merger integration savings. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006, but still remain higher than 2005 pre-hurricane levels.

Gross Margin. Gross margin increased by $3.6 million, or 31.2% to $15.2 million for the six months ended June 30, 2007 from $11.6 million for the same period in 2006. This increase was primarily attributable to increased sales volumes from the Santana Acquisition, the benefit of lower average resin costs and merger-related cost savings. Gross margin as a percent of net sales increased to 28.0% for the six months ended June 30, 2007 from 24.8% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 26.5%, to $6.3 million, or 11.7% of sales for the six months ended June 30, 2007 from $5.0 million, or 10.7% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was largely attributable to a non-recurring legal settlement of $0.5 million in June 2007. The remaining increase primarily related to the Santana Acquisition.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.8% of net sales for the six months ended June 30, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $1.9 million in May 2007.

Operating Income. Operating income increased by $2.7 million, or 41.6% to $9.3 million for the six months ended June 30, 2007 from $6.6 million for the comparable period in 2006 due to increased sales volumes and average selling price, lower average resin costs and merger-related cost savings, as we all as the gain on sale of property, offset by the aforementioned settlement charge.

Corporate Costs– The Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(2,788)	(1,890)
Operating income	$(2,788)	$(1,890)

General and Administrative Expenses. Corporate general and administrative expenses increased by $0.9 million, or 47.5%, to $2.8 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily attributable to a $0.2 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, a $0.2 million increase in management fees to our indirect parent company and approximately $0.2 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure.

Corporate Costs– The Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(5,425)	(3,407)
Operating income	$(5,425)	$(3,407)

General and Administrative Expenses. Corporate general and administrative expenses increased by $2.0 million, or 59.2%, to $5.4 million for the six months ended June 30, 2007 from $3.4 million for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily attributable to a $0.4 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, a $0.5 million increase in management fees to our indirect parent company and approximately $0.5 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public company registrant. We expect the increased professional fees to continue to remain higher than previous years as we continue to meet our public registrant requirements.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. We also have a senior secured revolving credit facility which provides additional liquidity to support our growth. In addition, we may also raise additional debt or equity to finance business expansion or future acquisitions.

Cash provided by operating activities was $19.9 million for the six months ended June 30, 2007, compared with $0.5 million used in operating activities for the six months ended June 30, 2006. The increase in cash provided by operating activities in the first quarter of 2007 was primarily due to higher earnings and non-cash expenses such as depreciation and amortization, as well as lower raw material and finished goods inventory levels due to improved inventory management. These factors were partially offset by the increase in interest paid of $3.0 million in the first half of 2007 compared to 2006.

Cash used in investing activities was $61.1 million for the six months ended June 30, 2007, compared to $44.6 million for the six months ended June 30, 2006. Cash used in investing activities in 2007 was primarily attributable to $57.4 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to capital expenditures for continued additions for the capacity expansion at Procell. Cash used in investing activities for the six months ended June 30, 2006 primarily related to $34.1 million for the Santana Acquisition and the Keyser facility expansion. We estimate that capital expenditures for 2007 will be $17.0 to $22.0 million, which includes additional expenditures for capacity expansion for AZEK Building Products.

Cash provided by financing activities for the six months ended June 30, 2007 was $57.5 million compared to cash used in financing activities of $34.9 million for the six months ended June 30, 2006. The majority of cash provided by financing activities related to proceeds from the $33.0 million of additional financing of floating rate notes, as well as $34.9 million in proceeds from additional paid in capital received, each of which was used to fund the Procell Acquisition. We also repaid the remaining balance on our revolving credit facility of $9.5 million. The majority of cash provided by financing activities in 2006 related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $6.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition. We also incurred an additional $1.2 million in financing costs related to the public registration and exchange offer of our debt.

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

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30.0 million aggregate principal amount of Floating Rate Notes and an additional $33.0 million in conjunction with the Procell

Acquisition on January 31, 2007. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

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

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of June 30, 2007, we were in compliance with all covenants contained in our senior secured credit facility.

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

Adjusted EBITDA is calculated similarly under both the credit agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition (including the Transaction), including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with the Transaction or any other acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, as permitted by Accounting Principles Board Opinions Nos. 16 and 17, respectively; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, and the amortization of intangibles arising pursuant to SFAS 141, Business Combinations.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Twelve Months
		Ended
		June 30,
(Dollars in thousands)	Covenant Amount	2007
Senior Secured Leverage Ratio	Maximum of 1.5x	0.02x
Senior secured indebtedness		$1,255
Adjusted EBITDA		$59,224

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve month period ended June 30, 2007, on a pro forma basis as defined by our credit agreement:

		Add:	Less:
		Six	Six
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
Net (loss) income (a)	$(485)	$6,243	$3,358	$2,400
Interest expense, net (a)	28,685	16,921	13,110	32,496
Income tax expense (benefit)	230	3,828	2,032	2,026
Depreciation and amortization	13,813	8,129	6,373	15,569
EBITDA	42,243	35,121	24,873	52,491
Relocation and hiring costs (b)	81	—	40	41
Retiring executive costs (c)	385	—	110	275
Management fee and expenses (d)	1,021	766	215	1,572
Severance costs(e)	—	61	—	61
Settlement charges (f)	—	500	—	500
Gain on sale of property (g)	—	(443)	—	(443)
Santana Acquisition costs (h)	519	13	227	305
Procell non—recurring charges (i)	26	60	—	86
Adjusted EBITDA	$44,275	$36,078	$25,465	$54,888
Pro forma adjustments (j)	8,582	710	4,956	4,336
Adjusted EBITDA with pro forma adjustments	$52,857	$36,788	$30,421	$59,224

_____________________

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

(d)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(e)	Represents severance costs attributable to an employment agreement for an individual whose position has not been replaced.

(f)	Represents the one-time settlement expense CPG incurred over its patent infringement settlement during the quarter ended June 30, 2007.

(g)	Represents the net gain CPG recorded related to the sale of one of Scranton Product’s manufacturing facilities on May 10, 2007.

(h)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.
(i)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.
(j)	Represents the pro forma effect from Santana and Procell Decking as if the Santana Acquisition and Procell Acquisition took place on July 1, 2006, as defined by our credit agreement.

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

Long-term Liquidity. At June 30, 2007, we had the availability of $38,745,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2007. This table does not include information on our raw materials purchase contracts, as they do not require fixed or minimum quantities. We include any raw material purchases that have been ordered but not yet received.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000	$—	$—	$278,000	$—
Interest on Notes	158,844	31,276	82,756	44,812	—
Capital lease obligations	16,578	1,150	4,560	3,442	7,426
Operating lease obligations	8,450	755	2,636	1,925	3,134
Raw material purchases	698	698	—	—	—
Total (a)	$462,570	$33,879	$89,952	$328,179	$10,560

__________________

(a)	As of June 30, 2007, there was a letter of credit of $1.3 million held against our senior secured credit facility, which provides for borrowings of up to $40.0 million.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved.  Of the total unrecognized tax benefits, $689,000 is carried at June 30, 2007 as a non-current liability, and $111,000 as offsets to current deferred tax assets.  If the unrecognized tax benefits were recognized in the future, there would be no impact to our effective tax rate.

When applicable, our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007 and January 1, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2003 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently commenced an examination of a subsidiary’s tax return for the period ended May 10, 2005. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in our financial statements after January 1, 2007. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the six months ended June 30, 2007 and 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices, other precursor raw materials for the products and underlying demand for these products. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any cost increases. Even if we are able to pass these cost increases on to our customers, we may not be able to do so, on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and financial condition. Moreover, we do not reprice any existing orders. Also, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. On March 19, 2007, the Mills Company filed a complaint against us and our subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. In June 2007, the Company agreed to settle and recorded a one-time charge in selling, general and administrative expenses of $500,000 for the settlement.

Item 1A.	Risk Factors.

For the six months ended June 30, 2007, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

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

CPG International Inc.

Date: August 14, 2007	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and Chief Financial Officer

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer