Form 10-Q
period 2007-09-30
CPG INTERNATIONAL INC.
filed 2007-11-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There is no public market for the registrant’s common stock. As of October 31, 2007 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements. (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006.	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006.	4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006.	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4. Controls and Procedures.	45

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	45

Item 1A. Risk Factors.	45

Item 6. Exhibits.	46

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(unaudited)

(dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash	$17,428	$2,173
Receivables:
Trade, less allowance for doubtful accounts of $1,125 and $997 in 2007 and 2006, respectively	32,612	29,325
Inventories	35,756	45,493
Deferred income taxes—current	8,236	9,192
Prepaid expenses and other	5,299	6,404
Total current assets	99,331	92,587
Property and equipment—net	92,068	79,935
Goodwill	277,212	232,786
Intangible assets —net	101,688	92,408
Deferred financing costs—net	9,085	10,080
Total assets	$579,384	$507,796

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable—primarily trade	$22,123	$25,680
Current portion of capital lease	1,394	647
Current portion of long-term debt obligations	—	9,508
Accrued interest	7,876	13,887
Accrued warranty costs	3,190	1,854
Accrued expenses	14,595	7,391
Total current liabilities	49,178	58,967
Deferred income taxes	47,193	43,715
Capital lease obligation—less current portion	5,771	3,010
Long-term debt—less current portion	278,114	245,132
Other liabilities	676	—
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	199,961	165,066
Accumulated deficit	(1,509)	(8,094)
Total shareholder’s equity	198,452	156,972
Total liabilities and shareholder’s equity	$579,384	$507,796

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended September 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net sales	$82,552	$65,754
Cost of sales	(59,032)	(48,667)
Gross margin	23,520	17,087
Selling, general and administrative expenses	(13,259)	(10,687)
Operating income	10,261	6,400

Other income (expenses):
Interest expense	(8,622)	(8,175)
Interest income	158	46
Miscellaneous – net	220	(172)
Total other expenses-net	(8,244)	(8,301)

Income (loss) before income taxes	2,017	(1,901)
Income tax (expense) benefit	(1,675)	1,145
Net income (loss)	$342	$(756)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Nine Months Ended September 30, 2007 and 2006

(unaudited)

(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net sales	$254,053	$210,514
Cost of sales	(181,294)	(155,953)
Gross margin	72,759	54,561
Selling, general and administrative expenses	(35,910)	(29,437)
Gain on sale of property	443	–
Operating income	37,292	25,124

Other income (expenses):
Interest expense	(25,844)	(21,358)
Interest income	459	119
Miscellaneous – net	181	(396)
Total other expenses-net	(25,204)	(21,635)

Income before income taxes	12,088	3,489
Income tax expense	(5,503)	(887)
Net income	$6,585	$2,602

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Cash flow from operating activities:
Net income	$6,585	$2,602
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	12,866	9,991
Amortization of debt premium	(18)	—
Amortization of deferred financing fees classified as interest	1,434	1,217
Deferred income tax provision	4,978	1,380
Non-cash interest charges	10	—
(Gain)/loss on disposition of fixed asset	(443)	2
Changes in certain assets and liabilities:
Trade receivables	(687)	(15,024)
Inventories	12,140	7,971
Prepaid expenses and other current assets	1,125	1,911
Accounts payable – primarily trade	(6,776)	(17,089)
Accrued expenses and interest	(7,320)	(1,792)
Other liabilities	676	—
Net cash provided by (used in) operating activities	24,570	(8,831)
Cash flows used in investing activities:
Acquisition of Santana, net of cash received	—	(34,545)
Acquisition of Procell, net of cash received	(58,012)	—
Purchases of property and equipment	(10,391)	(13,766)
Proceeds from disposition of fixed asset	1,981	9
Net cash used in investing activities	(66,422)	(48,302)
Cash flows from financing activities:
Capital contribution	34,894	—
Proceeds from issuance of long-term obligation	33,000	30,150
(Payments)/proceeds under revolving credit facility	(9,500)	16,000
Payment on long-term obligations	(847)	(218)
Payment of financing fees	(440)	(1,910)
Net cash provided by financing activities	57,107	44,022
Net increase (decrease) in cash and cash equivalents	15,255	(13,111)
Cash and cash equivalents – Beginning of period	2,173	14,785
Cash and cash equivalents – End of period	$17,428	$1,674
Supplemental disclosures:
Cash paid for interest	$25,066	$25,530
Cash paid for income taxes	84	—
Capital expenditures in accounts payable at end of period	$336	$361
Capital lease assumed with acquisition of Procell	$4,338	$—

See notes to unaudited condensed consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for the full year.

The Company has guaranteed debt securities of its direct subsidiary, CPG International I Inc. (“CPG”), and, as a result, although CPG is the issuer of the debt securities, the financial statements included herein for the periods presented are those of the Company. The Company has no interests, operations or activities other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Company included herein. See Note 12 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Beginning balance	$1,147	$873
Increase for anticipated bad debts	90	145
Decrease for accounts written off	(112)	(81)
Ending balance	$1,125	$937

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Beginning balance	$997	$820
Increase for anticipated bad debts	240	295
Decrease for accounts written off	(112)	(178)
Ending balance	$1,125	$937

Product Warranties

The Company provides a 15-year limited warranty on Comtec products, a 25-year limited warranty on AZEK products and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial is 25 years. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and AZEK Deck has only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at September 30, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. Due to the recent introductions of AZEK trim, mouldings, millwork and deck into the market, the Company has limited history as to warranty claims and the timing of such activity. As a result, the Company recognizes warranty claims accrued as a current liability. The Company will continue to monitor this warranty reserve and the claim activity on a regular basis to conclude on the classification of the liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Beginning balance	$3,222	$1,857
Additions	—	—
Warranty costs incurred	(32)	—
Ending balance	$3,190	$1,857

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Beginning balance	$1,854	$1,786
Additions(1)	1,546	103
Warranty costs incurred	(210)	(32)
Ending balance	$3,190	$1,857
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

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The carrying amount and fair value of the Company’s financial instruments including current maturities at September 30, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,114	$278,699

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$245,140	$251,983
Revolving credit facility	$9,500	$9,500

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

Recently Issued Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved.  Of the total unrecognized tax benefits, $676,000 is carried at September 30, 2007 as a non-current liability, and $124,000 as an offset to non-current deferred tax assets.  If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007 and January 1, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently commenced an examination of a subsidiary’s tax return for certain tax periods in 2004 and 2005.. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in its consolidated financial statements after January 1, 2007. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

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

The Company operates the following two business units: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trimboards, Mouldings, and Deck (formerly Procell Decking) and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems. The components of each business unit are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer and Chief Financial Officer), regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on gross margin and operating income. The accounting policies for the reportable segments are the same as those for the Company. Intersegment sales and transfers are based on resin prices plus an appropriate margin and are reviewed periodically by management. Corporate costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), are not allocated to segments.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$56,387	$26,165	$—	$—	$82,552
Intersegment net sales	—	—	—	—	—
Total net sales	56,387	26,165	—	—	82,552
Cost of sales	(40,188)	(18,844)	—	—	(59,032)
Gross margin	16,199	7,321	—	—	23,520
Selling, general and administrative expenses	(6,778)	(3,125)	(3,356)	—	(13,259)
Operating income (loss)	$9,421	$4,196	$(3,356)	$—	$10,261

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Segmented financial data:
Interest expense	$(4,821)	$(3,700)	$(101)	$—	$(8,622)
Interest income	$86	$69	$3	$—	$158
Depreciation and amortization classified as:
Cost of sales	$2,206	$813	$—	$—	$3,019
Selling, general and administrative expense	1,135	319	263	—	1,717
Total depreciation and amortization	$3,341	$1,132	$263	$—	$4,736
Total capital expenditures(1)	$3,928	$76	$39	$—	$4,043

_____________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$173,590	$80,463	$—	$—	$254,053
Intersegment net sales	—	—	—	—	—
Total net sales	173,590	80,463	—	—	254,053
Cost of sales	(123,340)	(57,954)	—		(181,294)
Gross margin	50,250	22,509	—	—	72,759
Selling, general and administrative expenses	(17,685)	(9,444)	(8,781)	—	(35,910)
Gain on sale of property	—	443	—	—	443
Operating income (loss)	$32,565	$13,508	$(8,781)	$—	$37,292
Segmented financial data:
Interest expense	$(14,409)	$(11,163)	$(272)	$—	$(25,844)
Interest income	$275	$152	$32	$—	$459
Depreciation and amortization classified as:
Cost of sales	$6,281	$3,051	$—	$—	$9,332
Selling, general and administrative expense	1,790	973	771	—	3,534
Total depreciation and amortization	$8,071	$4,024	$771	$—	$12,866
Total capital expenditures(1)	$9,999	$355	$373	$—	$10,727

_______________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$33,712	$32,042	$—	$—	$65,754
Intersegment net sales	98	3	—	(101)	—
Total net sales	33,810	32,045	—	(101)	65,754
Cost of sales	(25,465)	(23,303)	—	101	(48,667)
Gross margin	8,345	8,742	—	—	17,087
Selling, general and administrative expenses	(5,204)	(3,201)	(2,282)	—	(10,687)
Operating income (loss)	$3,141	$5,541	$(2,282)	$—	$6,400

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Segmented financial data:
Interest expense	$(4,186)	$(3,044)	$(945)	$—	$(8,175)
Interest income	$23	$23	$—	$—	$46
Depreciation and amortization classified as:
Cost of sales	$1,575	$1,252	$—	$—	$2,827
Selling, general and administrative expense	354	340	96	—	790
Total depreciation and amortization	$1,929	$1,592	$96	$—	$3,617
Total capital expenditures(1)	$2,079	$109	$889	$—	$3,077

_________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$131,781	$78,733	$—	$—	$210,514
Intersegment net sales	1,190	136	—	(1,326)	—
Total net sales	132,971	78,869	—	(1,326)	210,514
Cost of sales	(98,725)	(58,554)	—	1,326	(155,953)
Gross margin	34,246	20,315	—	—	54,561
Selling, general and administrative expenses	(15,550)	(8,198)	(5,689)	—	(29,437)
Operating income (loss)	$18,696	$12,117	$(5,689)	$—	$25,124

Segmented financial data:
Interest expense	$(11,621)	$(8,792)	$(945)	$—	$(21,358)
Interest income	$53	$66	$—	$—	$119
Depreciation and amortization classified as:
Cost of sales	$4,185	$3,673	$—	$—	$7,858
Selling, general and administrative expense	993	979	161	—	2,133
Total depreciation and amortization	$5,178	$4,652	$161	$—	$9,991
Total capital expenditures(1)	$11,413	$262	$2,452	$—	$14,127

________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Total assets:
AZEK Building Products	$369,234	$292,389
Scranton Products	202,057	208,681
Corporate	8,093	6,726
Total consolidated assets	$579,384	$507,796

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	September 30, 2007		September 30, 2006
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	40%	17%	33%
Distributor B	7	11	–	–
Distributor C	6	9	10	19
Total	40%	60%	27%	52%

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2007		September 30, 2006
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	28%	36%	24%	38%
Distributor B	7	11	–	–
Distributor C	8	11	10	17
Total	43%	58%	34%	55%

3.	ACQUISITIONS

On December 13, 2006, CPG entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owns and operates Procell Decking Systems for a purchase price of $60,906,000. The acquisition of Procell (“Procell Acquisition”) closed on January 31, 2007. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination, including potential payment of up to $7,100,000 as well as additional equity in CPG International Holdings, LP to the former owners of Procell based upon achievement of certain financial and operating targets for the year ending December 31, 2007. The Company’s management recorded $6,900,000 as the potential payment under the terms of the purchase agreement, which is included in other current liabilities at September 30, 2007. A valuation study was performed by an independent third party, which resulted in changes in property and equipment and the recording of intangible assets including customer relationships and proprietary technology amortizable on an accelerated basis over the next ten and fifteen years respectively, and non-compete agreements, amortizable over the next five years. The Company is in the process of evaluating the fair market value of inventory, accounts receivable, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is expected to be deductible for tax purposes.

The following table summarizes the preliminary allocation of fair values of Procell’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At February
(Dollars in thousands)		1, 2007

Purchase price		$60,906
Transaction costs		5,081
		65,987
Less:
Cash and cash equivalents	$1,075
Accounts receivable	2,593
Inventory	2,265
Other current assets	6
Property, plant and equipment	13,381
Intangible assets:
Proprietary technology	7,300
Customer relationships	2,200
Non-compete agreement	2,400
Total assets acquired	31,220

Accounts payable assumed	2,882
Capital lease obligation assumed	4,338
Other liabilities assumed	2,234
Total liabilities assumed	9,454
		(21,766)
Goodwill (excess purchase price over net asset value)		$44,221

The following pro forma consolidated financial information for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006 is presented as though the Procell Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2006.

Pro Forma
Three Months
Ended
September 30,
(Dollars in thousands)	2006

Net sales	$76,576

Net loss	$(683)

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Pro Forma	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006

Net sales	$257,470	$233,692

Net income	$5,618	$1,359

On April 28, 2006, through a stock purchase agreement with Santana Holdings, LLC, CPG consummated the acquisition (“Santana Acquisition”) of 100 percent of the outstanding capital stock of Santana Holdings Corporation, the direct parent of Santana Products, Inc., for approximately $36,000,000. The Santana Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price, which includes $1,600,000 in transaction costs, is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as deferred financing costs.

The following pro forma consolidated financial information for the nine months ended September 30, 2006 is presented as though the Santana Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006.

Pro Forma
Nine Months
Ended
September 30,
(Dollars in thousands)	2006

Net sales	$220,571

Net income	$(1,641)

4.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Raw materials	$17,818	$21,640
Finished goods and work in process	17,938	23,853
Total inventories	$35,756	$45,493

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Land and improvements	$1,701	$1,701
Buildings and improvements	20,747	22,414
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	2,305
Manufacturing equipment	75,582	62,684
Office furniture and equipment	4,556	3,829
Total property and equipment	110,741	94,433
Construction in progress	8,572	2,833
	119,313	97,266
Accumulated depreciation	(27,245)	(17,331)
Total property and equipment - net	$92,068	$79,935

Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $3,335,000 and $2,989,000, respectively. Also, depreciation expense for the nine months ended September 30, 2007 and 2006 was approximately $10,245,000 and $8,166,000, respectively.

On May 11, 2007, CPG sold one of its manufacturing facilities for approximately $2,400,000, receiving net proceeds of $1,981,000. This sale resulted in a net gain to the Company of approximately $443,000. The Company also entered into an operating lease with the buyer to continue to use a portion of the building through May 2009.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	September 30,	December 31,
(Dollars in thousands)	Years	2007	2006
Goodwill	—	$277,212	$232,786
Non-amortizable intangibles
Trademarks	—	$71,400	$71,400
Amortizable intangibles-
Non-compete agreement	5	2,500	100
Accumulated amortization non-compete agreement		(348)	(13)
Non-compete agreement- net		2,152	87
Customer relationships	10	25,200	23,000
Accumulated amortization customer relationships		(5,554)	(3,682)
Customer relationships-net		19,646	19,318
Proprietary knowledge	15	9,100	1,800
Accumulated amortization proprietary knowledge		(610)	(197)
Proprietary knowledge-net		8,490	1,603
Total amortizable intangibles-net		30,288	21,008
Intangible assets – net		$101,688	$92,408

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, will be tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The $44,426,000 increase in goodwill from December 31, 2006 to September 30, 2007 primarily related to goodwill of approximately $44,221,000 which was recorded in connection with the Procell Acquisition, as well as approximately $800,000 recorded in conjunction with the Company’s initial adoption of FIN 48, and a reduction of $630,000 in goodwill related to the recording of additional deferred tax assets. The Company also recorded an increase to goodwill of $35,000 related to final adjustments to the Santana Acquisition purchase price allocation for fixed assets and inventory.

Amortization expense for the three months ended September 30, 2007 and 2006 was approximately $1,401,000 and $629,000, respectively. Also amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $2,621,000 and $1,825,000, respectively.

The following table presents the future intangible asset amortization expense based on existing intangible assets at September 30, 2007:

September 30,
(Dollars in thousands)	2007
2007	$1,572
2008	4,132
2009	4,031
2010	3,930
2011	3,816
Thereafter	12,807
Total	$30,288

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Deferred financing costs	$13,187	$12,748
Accumulated amortization	(4,102)	(2,668)
Total deferred financing costs, net	$9,085	$10,080

Amortization of deferred financing costs for the three months ended September 30, 2007 and 2006 was approximately $487,000 and $437,000, respectively. Also, amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $1,434,000 and $1,216,000, respectively. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.13% at
September 30, 2007 and 12.337% at December 31, 2006) (includes premium
of $114 at September 30, 2007)	128,114	95,132
Credit Facility – (8.14% - 9.75% at December 31, 2006)	—	9,500
Notes payable	—	8

Total	278,114	254,640
Less current portion	—	(9,508)
Long-term debt—less current portion	$278,114	$245,132

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

As of September 30, 2007, there was nil outstanding under, and a letter of credit of $1,255,000 held against, the senior secured credit facility, which had an additional $38,745,000 available for borrowing as of such date.

As of September 30, 2007, the Company has scheduled long term debt payments (excluding interest) of $128,000,000 in 2012 and $150,000,000 in 2013.

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

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Future minimum rental payments at September 30, 2007 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2007	$577	$365
2008	2,283	1,383
2009	2,277	1,311
2010	1,950	1,073
2011	1,491	898
Thereafter	7,425	3,134
Total	16,003	$8,164
Less amount representing interest	(8,838)
Present value of minimum capital lease payments	7,165
Less current installments of obligations under capital leases	(1,394)
Obligations under capital leases—excluding current installments	$5,771

Total rent expense for the three months ended September 30, 2007 and 2006 was approximately $402,000 and $104,000, respectively. Also, rent expense for the nine months ended September 30, 2007 and 2006 was approximately $769,000 and $345,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. On March 19, 2007, the Mills Company filed a complaint against the Company and its subsidiary, Scranton Products, Inc., in the U.S. District Court for the Eastern District of Wisconsin alleging patent infringement. During the second quarter of 2007, the Company recorded a one-time charge of $500,000 to selling, general and administrative expenses for the settlement of the matter.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s indirect parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $1,125,000 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2007. Management fees of $375,000 and $590,000 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2006.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the three and nine months ended September 30, 2007 was $126,000 and $377,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in CPG Holdings. Total lease payments for the three and nine months ended September 30, 2007 were approximately $127,000 and $364,000, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to Procell on a regular basis. These services include shipping finished product and for the

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

transportation of resin purchases. Total freight costs for this arrangement were approximately $161,000 and $399,000 for the three months and nine months ended September 30, 2007.

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes) and all other subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), prepared on the equity basis of accounting at September 30, 2007 and December 31, 2006. Separate narrative information or financial statements of CPG and the guarantor subsidiaries have not been included as they are not required by the SEC’s rules and regulations and would not differ substantially from the Company’s notes. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$17,428	$—	$17,428
Net receivables	—	—	32,612	—	32,612
Inventory	—	—	35,756	—	35,756
Other current assets	—	—	13,535	—	13,535
Total current assets	—	—	99,331	—	99,331
Net property and equipment	—	—	92,068	—	92,068
Goodwill	—	—	277,212	—	277,212
Net intangible assets	—	—	101,688	—	101,688
Other non-current assets	198,452	198,452	9,085	(396,904)	9,085
Total assets	$198,452	$198,452	$579,384	$(396,904)	$579,384
Accounts payable	$—	$—	$22,123	$—	$22,123
Accrued interest	—	—	7,876	—	7,876
Accrued expenses	—	—	14,595	—	14,595
Other current liabilities	—	—	4,584	—	4,584
Total current liabilities	—	—	49,178	—	49,178
Deferred income taxes	—	—	47,193	—	47,193
Long-term debt	—	—	278,114	—	278,114
Other non-current liabilities	—	—	6,447	—	6,447
Equity	198,452	198,452	198,452	(396,904)	198,452
Total liabilities and equity	$198,452	$198,452	$579,384	$(396,904)	$579,384

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	December 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$2,173	$—	$2,173
Net receivables	—	—	29,325	—	29,325
Inventory	—	—	45,493	—	45,493
Other current assets	—	—	15,596	—	15,596
Total current assets	—	—	92,587	—	92,587
Net property and equipment	—	—	79,935	—	79,935
Goodwill	—	—	232,786	—	232,786
Net intangible assets	—	—	92,408	—	92,408
Other non-current assets	156,972	156,972	10,080	(313,944)	10,080
Total assets	$156,972	$156,972	$507,796	$(313,944)	$507,796
Accounts payable	$—	$—	$25,680	$—	$25,680
Accrued interest	—	—	13,887	—	13,887
Accrued expenses	—	—	9,245	—	9,245
Other current liabilities	—	—	10,155	—	10,155
Total current liabilities	—	—	58,967	—	58,967
Deferred income taxes	—	—	43,715	—	43,715
Long-term debt	—	—	245,132	—	245,132
Other non-current liabilities	—	—	3,010	—	3,010
Equity	156,972	156,972	156,972	(313,944)	156,972
Total liabilities and equity	$156,972	$156,972	$507,796	$(313,944)	$507,796

	Three Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$82,552	$—	$82,552
Cost of sales	—	—	(59,032)	—	(59,032)
Gross margin	—	—	23,520	—	23,520
Selling, general and administrative expenses	—	—	(13,259)	—	(13,259)
Gain on sale of property	—	—	—	—	—
Operating income	—	—	10,261	—	10,261
Interest expense, net of interest income	—	—	(8,464)	—	(8,464)
Miscellaneous, net	—	—	220	—	220
Equity in net income from subsidiary	342	342	—	(684)	—
Income tax expense	—	—	(1,675)	—	(1,675)
Net income	$342	342	$342	$(684)	$342

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$254,053	$—	$254,053
Cost of Sales	—	—	(181,294)	—	(181,294)
Gross margin	—	—	72,759	—	72,759
Selling, general and administrative expenses	—	—	(35,910)	—	(35,810)
Gain on sale of property	—	—	443	—	443
Operating income	—	—	37,292	—	37,292
Interest expense, net of interest income	—	—	(25,385)	—	(25,385)
Miscellaneous, net	—	—	181	—	181
Equity in net income from subsidiary	6,585	6,585	—	(13,170)	—
Income tax expense	—	—	(5,503)	—	(5,503)
Net income	$6,585	6,585	$6,585	$(13,170)	$6,585

	Three Months Ended September 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$65,754	$—	$65,754
Cost of Sales	—	—	(48,667)	—	(48,667)
Gross margin	—	—	17,087	—	17,087
Selling, general and administrative expenses	—	—	(10,687)	—	(10,687)
Operating income	—	—	6,400	—	6,400
Interest expense, net of interest income	—	—	(8,129)	—	(8,129)
Miscellaneous, net	—	—	(172)	—	(172)
Equity in net income from subsidiary	(756)	(756)	—	1,512	—
Income tax expense	—	—	1,145	—	1,145
Net income	$(756)	(756)	$(756)	$1,512	$(756)

	Nine Months Ended September 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$210,514	$—	$210,514
Cost of Sales	—	—	(155,953)	—	(155,953)
Gross margin	—	—	54,561	—	54,561
Selling, general and administrative expenses	—	—	(29,437)	—	(29,437)
Operating income	—	—	25,124	—	25,124
Interest expense, net of interest income	—	—	(21,239)	—	(21,239)
Miscellaneous, net	—	—	(396)	—	(396)
Equity in net income from subsidiary	2,602	2,602	—	(5,204)	—
Income tax expense	—	—	(887)	—	(887)
Net income	$2,602	2,602	$2,602	$(5,204)	$2,602

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$6,585	$6,585	$6,585	$(13,170)	$6,585
Depreciation and amortization	—	—	12,866	—	12,866
Deferred income tax provision			4,978		4,978
Other non-cash expenses	—	—	983	—	983
Equity in net income from subsidiary	(6,585)	(6,585)	—	13,170	—
Trade receivables	—	—	(687)	—	(687)
Inventories	—	—	12,140	—	12,140
Accounts payable	—	—	(6,776)	—	(6,776)
Accrued expenses and interest	—	—	(7,320)	—	(7,320)
Other changes in working capital	—	—	1,801	—	1,801
Net cash provided by operating activities	—	—	24,570	—	24,570
Purchases of property and equipment	—	—	(10,391)	—	(10,391)
Acquisition of Procell, net	—	—	(58,012)	—	(58,012)
Proceeds from disposition of fixed asset	—	—	1,981	—	1,981
Net cash used in investing activities	—	—	(66,422)	—	(66,422)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,894	—	34,894
Payments on revolving credit facility - net	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(1,287)	—	(1,287)
Net cash provided by financing activities	—	—	57,107	—	57,107
Net increase in cash and cash equivalents	—	—	15,255	—	15,255
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$17,428	$—	$17,428

CPG International Inc.

and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$2,602	$2,602	$2,602	$(5,204)	$2,602
Depreciation and amortization	—	—	9,991	—	9,991
Deferred income tax provision	—	—	—	—	—
Other non-cash expenses	—	—	2,599	—	2,599
Equity in net income from subsidiary	(2,602)	(2,602)	—	5,204	—
Trade receivables	—	—	(15,024)	—	(15,024)
Inventories	—	—	7,971	—	7,971
Accounts payable	—	—	(17,089)	—	(17,089)
Other changes in working capital	—	—	119	—	119
Net cash used in operating activities	—	—	(8,831)	—	(8,831)
Purchases of property and equipment	—	—	(13,766)	—	(13,766)
Acquisition of Santana, net	—	—	(34,545)	—	(34,545)
Proceeds from disposition of fixed assets	—	—	9	—	9
Net cash used in investing activities	—	—	(48,302)	—	(48,302)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Proceeds from revolving credit	—	—	16,000	—	16,000
Other cash used in financing activities	—	—	(2,128)	—	(2,128)
Net cash used in financing activities	—	—	44,022	—	44,022
Net decrease in cash and cash equivalents	—	—	(13,111)	—	(13,111)
Cash and cash equivalents – beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents – end of period	$—	$—	$1,674	$—	$1,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of CPG International Inc. (Successor). Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean the Company for the periods presented. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2006 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flow for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

OVERVIEW

We are a manufacturer of market-leading brands of highly engineered building products for residential and commercial markets designed to replace wood, metal and other traditional materials in a variety of construction applications. Our company has developed through years of research, development and field experience, proprietary technology and dry petrochemical resin blends. We have developed a number of branded products such as AZEK™, Comtec, Capitol, EverTuff™, TuffTec™, Hiny Hider™ and Celtec™, as well as other branded and non-branded products, that we believe are leaders in their respective end markets. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, which produces exterior residential building products such as AZEK trimboards, millwork and mouldings, and decking systems produced under AZEK Decking, as well as Celtec and other similarly manufactured and distributed wood and metal replacement products for residential and industrial end markets; and

•

Scranton Products Inc., or Scranton Products, which produces highly engineered fabricated commercial building products, including our Comtec and Santana bathroom partitions and locker systems, as well as similarly manufactured and distributed non-fabricated special application industrial products, including Seaboard® and Flametec®.

OUR BUSINESS

Over 99% and 96% of our sales in the first nine months of 2007 and 2006, respectively, were in the United States. The core of our operation has been to produce high-quality products across all of the building and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of September 30, 2007, our distributors were selling our products to nearly 2,000 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 9%. In January 2007, we continued to diversify our exterior home product offering in AZEK Building Products through the acquisition of Procell. The Procell Acquisition allowed us to continue our strategy of expanding AZEK Building Products into a market leader for premium low maintenance exterior home products. We also believe that the Procell Acquisition will help us continue to expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products.

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

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in the first nine months of 2007. Throughout our 23-year history, resin prices have been subject to cyclical price fluctuations. In the first nine months of 2007, resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006. Our average cost of resin decreased by approximately 14.7% from the nine months ended September 30, 2007 to September 30, 2006. In the past we had partially offset the impact of higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We have not taken any significant pricing actions since we took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that were used to mitigate higher resin prices. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers in the past. In turn, decreases in resin costs could lead to lower selling prices for our industrial building products sold in the commodity market.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK trim, millwork, mouldings and decking products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. Over the first nine months of 2007, approximately 26% of our products were sold for new construction, 33% were for remodeling, 23% were in the commercial building sector, with the remaining 18% sold to various industrial end markets. At the end of 2006 we experienced economic factors that had affected our growth in the residential building market. In the third quarter of 2006, demand for our products with our distributors and dealers declined as they were maintaining lower levels of inventory, due to declines in demand in the residential building market. Sales were stronger in the first three quarters of 2007 due to the Procell Acquisition and the expansion of our AZEK sales network that was partially offset by the impacts of a declining market for residential construction. These factors combined to slow AZEK trim, millwork and moulding sales as dealers and distributors worked through inventory purchased in AZEK’s successful early-buy program in the first quarter of 2007. By late second quarter distributors and dealers had worked through their early-buy inventories causing order demand for AZEK trim, millwork and mouldings to improve. Overall, we expect to see continued moderate growth in our AZEK Building Products trim, millwork and mouldings business despite declines in the residential building market. Growth in our AZEK decking is anticipated to continue as we expand its distribution foot print and invest to increase its production capacity.

RECENT DEVELOPMENTS

On October 3, 2007, the Company announced the resignation of John R. Loyack, the President and Chief Executive Officer of the Company, effective October 3, 2007. The Company also announced the appointment of Glenn M. Fischer as CPG International’s Interim Chief Executive Officer, effective immediately.

Mr. Fischer, 57, has served on the Company’s Board of Directors since October 2005 and will continue to do so. Mr. Fischer is currently an Operating Partner with AEA Investors LLC, CPG’s principal investor, which he joined in 2005. Mr. Fischer has not entered into an employment agreement with the Company. A search for Mr. Loyack’s replacement is underway.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Our revenues are recognized at the time product is shipped to the customer and title transfers.

We accrue for sales returns, discounts and other allowances based on a current evaluation of our experience based on the stated terms of the transactions. Should actual experience differ from our estimates, revisions to the estimated accruals would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between September 30, 2007 and December 31, 2006 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers.

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

Product Warranties

We provide a 15-year limited warranty on Comtec products, a lifetime limited warranty on AZEK Deck products for residential use, with a 25-year limited warranty on all other uses and a 25-year limited warranty on AZEK products. The Comtec product warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and AZEK Deck has only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at September 30, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company had determined that no impairment of goodwill or other intangibles existed at December 31, 2006, and is not aware of any events or circumstances that would indicate impairment through September 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$82,552	$65,754
Cost of sales	(59,032)	(48,667)
Gross margin	23,520	17,087
Selling, general and administrative expenses	(13,259)	(10,687)
Gain on sale of property	—	—
Operating income	10,261	6,400
Interest expense, net	(8,464)	(8,129)
Miscellaneous, net	220	(172)
Income (loss) before income taxes	2,017	(1,901)
Income tax (expense) benefit	(1,675)	1,145
Net income (loss)	$342	$(756)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.5)	(74.0)
Gross margin	28.5	26.0
Selling, general and administrative expenses	(16.1)	(16.3)
Operating income	12.4	9.7
Interest expense, net	(10.3)	(12.4)
Miscellaneous—net	0.3	(0.3)
Income(loss) before income taxes	2.4	(2.9)
Income tax (expense) benefit	(2.0)	1.7
Net income (loss)	0.4%	(1.1%)

Net Sales. Net sales increased by $16.8 million, or 25.5%, to $82.6 million for the three months ended September 30, 2007, from $65.8 million for the three months ended September 30, 2006 primarily due to increased volumes from the Procell Acquisition. Overall, AZEK Building Products net sales increased 67.3% from September 30, 2007 compared to September 30, 2006, and Scranton Products net sales decreased 18.3% from September 30, 2007 compared to September 30, 2006. We sold 60.0 million pounds of product during the three months ended September 30, 2007, which was a 34.0% increase from the 44.7 million pounds sold during the three months ended September 30, 2006. Volume growth was primarily attributable to the Procell Acquisition and volume increases in AZEK trimboards, millwork, and moulding products offset by volume declines in AZEK industrial building products and Scranton Products commercial and industrial building products.

Cost of Sales. Cost of sales increased by $10.4 million, or 21.3%, to $59.0 million for the three months ended September 30, 2007 from $48.7 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Procell Acquisition. We also benefited from a 7.1% reduction in average resin costs for the three months ended September 30, 2007 compared to the same period in 2006, as well as from other operating cost reductions. In the third quarter of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006.

Gross Margin. Gross margin increased by $6.4 million, or 37.6%, to $23.5 million for the three months ended September 30, 2007 from $17.1 million for the same period of 2006. Gross margin as a percent of net sales increased to 28.5% for the three months ended September 30, 2007 from 26.0% for the same period in 2006. This increase was mainly attributable to the increase in sales volume from the Procell Acquisition and the decrease in average resin costs and operational improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 24.1%, to $13.3 million, or 16.1% of net sales for the three months ended September 30, 2007 from $10.7 million, or 16.3% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to the Procell Acquisition, including a $0.8 million increase in amortization related to the intangibles acquired in the Procell Acquisition, and $1.1 million increase in corporate costs, which includes $0.5 million in severance costs related to the departure of our chief executive officer, as well as increased selling and marketing costs.

Interest Expense, net. Interest expense, net, increased by $0.3 million, or 4.1%, to $8.5 million for the three months ended September 30, 2007 from $8.1 million for the same period in 2006. Interest expense was higher primarily from the addition of $33.0 million related to the Procell Acquisition, which closed on January 31, 2007.

Income Taxes. Income tax increased by $2.8 million, or 246.3%, to $1.7 million for the three months ended September 30, 2007 from a $1.1 million benefit for the same period in 2006. Income tax expense increased primarily from the increase in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state deferred taxes are recorded.

Net Income. Net income increased by $1.1 million, or 145.2% to net income of $0.3 million for the three months ended September 30, 2007 from a net loss of $0.8 million for the comparable period in 2006 as a result of reasons described above, particularly from the Procell Acquisition, lower average resin costs, offset by increased selling, general and administrative expenses, mainly from public company requirements and additional marketing costs related to the additional branding efforts for our decking products.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their condensed consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$254,053	$210,514
Cost of sales	(181,294)	(155,953)
Gross margin	72,759	54,561
Selling, general and administrative expenses	(35,910)	(29,437)
Gain on sale of property	443	—
Operating income	37,292	25,124
Interest expense, net	(25,385)	(21,239)
Miscellaneous, net	181	(396)
Income before income taxes	12,088	3,489
Income tax expense	(5,503)	(887)
Net income	$6,585	$2,602

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.4)	(74.1)
Gross margin	28.6	25.9
Selling, general and administrative expenses	(14.1)	(14.0)
Gain on sale of property	0.2	—
Operating income	14.7	11.9
Interest expense, net	(10.0)	(10.1)
Miscellaneous—net	0.1	(0.2)
Income before income taxes	4.8	1.7
Income tax expense	(2.2)	(0.4)
Net income	2.6%	1.2%

Net Sales. Net sales increased by $43.5 million, or 20.7%, to $254.1 million for the nine months ended September 30, 2007, from $210.5 million for the nine months ended September 30, 2006 primarily due to increased volumes. Overall, AZEK Building Products net sales increased 31.7% from September 30, 2007 compared to September 30, 2006, and Scranton Products net sales increased 2.2% from September 30, 2007 compared to September 30, 2006. We sold 188.1 million pounds of product during the nine months ended September 30, 2007, which was a 25.5% increase from the 149.8 million pounds sold during the nine months ended September 30, 2006. Volume growth was primarily attributable to the Procell Acquisition.

Cost of Sales. Cost of sales increased by $25.3 million, or 16.2%, to $181.3 million for the nine months ended September 30, 2007 from $156.0 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Santana Acquisition and Procell Acquisition. We also benefited from a 14.7% reduction in average resin costs for the nine months ended September 30, 2007 compared to the same period in 2006. In the first nine months of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006. However, resin prices remain higher than 2005 pre-hurricane levels and are expected to increase through the remainder of 2007.

Gross Margin. Gross margin increased by $18.2 million, or 33.4%, to $72.8 million for the nine months ended September30, 2007 from $54.6 million for the same period of 2006. Gross margin as a percent of net sales increased to 28.6% for the nine months ended September 30, 2007 from 25.9% for the same period in 2006. This increase was mainly attributable to increases in sales volume from the Procell and Santana Acquisition, the benefit of lower average resin costs and operating cost improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.5 million, or 22.0%, to $35.9 million, or 14.1% of net sales for the nine months ended September 30, 2007 from $29.4 million, or 14.0% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to a $3.1 million increase in depreciation expense, professional fees and management fees and includes $0.5 million in severance costs attributable to the departure of our chief executive officer at our corporate level for the nine months ended September 30, 2007 compared to the same period in 2006. The remaining increase related to the addition of Santana and the Procell Acquisition, increased marketing costs related to branding efforts for our decking products, and a one-time charge of $0.5 million related to a legal settlement in June 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.2% of net sales for the nine months ended September 30, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $1.9 million in May 2007.

Interest Expense, net. Interest expense, net, increased by $4.1 million, or 19.5%, to $25.4 million for the nine months ended September 30, 2007 from $21.3 million for the same period in 2006. Interest expense was higher mainly from the addition of $30.0 million in debt attributable to the Santana Acquisition on April 29, 2005 and an additional $33.0 million related to the Procell Acquisition, which closed on January 31, 2007.

Income Taxes. Income tax expense increased by $4.6 million, or 520.4%, to $5.5 million for the nine months ended September 30, 2007 from $0.9 million for the same period in 2006. Our effective income tax rate is determined primarily based on the pretax income of individual subsidiaries, and the states from which they are subject to income tax. Income tax expense increased primarily from the increase in pretax income, and the breakdown of the pretax income among the specific subsidiaries, as well from adjustments in the rate at which state deferred taxes are recorded.

Net Income. Net income increased by $4.0 million, or 153.1% to net income of $6.6 million for the nine months ended September 30, 2007 from $2.6 million for the comparable period in 2006 as a result of reasons described above, particularly as a result of the increased sales volume, lower average resin costs offset by higher interest expense and increased selling, general and administrative expenses, mainly from public company requirements and the Procell Acquisition and Santana Acquisition.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK Trimboards, Millwork, Mouldings, and Deck and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom partitions and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs, and corporate related professional fees are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$56,387	$33,712
Cost of sales	(40,188)	(25,367)
Gross margin	16,199	8,345
Selling, general and administrative expenses	(6,778)	(5,204)
Operating income	$9,421	$3,141

Net Sales. Net sales increased by $22.7 million or 67.3%, to $56.4 million for the three months ended September 30, 2007 from $33.7 million for the same period in 2006. Overall, we sold 46.9 million pounds of product during the three months ended September 30, 2007, which was a 63.9% increase from the 28.6 million pounds sold during the comparable period in 2006. This volume increase was primarily attributable to the Procell Acquisition, increased volumes in our AZEK trim and moulding products, offset by declines in our Industrial business. The increase in volumes from our residential trim lines was primarily attributable to increased order demands relative to 2006 from our distributors and dealers, expansion into new geographic markets, introduction of our Mouldings line, and expansion into the retail channel with Home Depot.

Cost of Sales. Cost of sales increased by $14.8 million, or 58.4%, to $40.2 million for the three months ended September 30, 2007 from $25.4 million for the same period of 2006. The increase was primarily attributable to higher sales volume from the Procell Acquisition. We also benefited from the decrease in our average resin costs of 7.1% in the three months ended September 30, 2007 compared to the same period in 2006.

Gross Margin. Gross margin increased by $7.9 million, or 94.1% to $16.2 million for the three months ended September 30, 2007 from $8.3 million for the same period in 2006. This increase was primarily attributable to increased sales volume and favorable average resin costs. Gross margin as a percent of net sales was 28.7% for the three months ended September 30, 2007 compared to 24.8% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 30.2% to $6.8 million, or 12.0% of sales for the three months ended September 30, 2007 from $5.2 million, or 15.4% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to the Procell Acquisition, and an increase of $0.8 million from the amortization of intangibles related to the Procell Acquisition.

Operating Income. Operating income increased by $6.3 million, or 199.9% to $9.4 million for the three months ended September 30, 2007 from $3.1 million for the comparable period in 2006 primarily due to the Procell Acquisition and lower average resin costs.

AZEK Building Products – Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s condensed consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$173,590	$131,781
Cost of sales	(123,340)	(97,535)
Gross margin	50,250	34,246
Selling, general and administrative expenses	(17,685)	(15,550)
Operating income	$32,565	$18,696

Net Sales. Net sales increased by $41.8 million or 31.7%, to $173.6 million for the nine months ended September 30, 2007 from $131.8 million for the same period in 2006. Overall, we sold 148.0 million pounds of product during the nine months ended September 30, 2007, which was a 35.9% increase from the 108.9 million pounds sold during the comparable period in 2006. This increase was primarily attributable to the Procell Acquisition and moderate increases in sales volume of AZEK trim and moulding products, offset by moderate volume declines in our Industrial business. These increases were also partially offset by a decrease in average selling price for AZEK residential building products, due to a surcharge that was in place during the first half of 2006.

Cost of Sales. Cost of sales increased by $25.8 million, or 26.5%, to $123.3 million for the nine months ended September 30, 2007 from $97.5 million for the same period of 2006. The increase was primarily attributable to higher sales volume including the Procell Acquisition. We also benefited from a decrease in average resin costs of 14.7% in the nine months ended September 30, 2007 compared to the same period in 2006. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006, but still remain above 2005 pre-hurricane levels.

Gross Margin. Gross margin increased by $16.0 million, or 46.7% to $50.3 million for the nine months ended September 30, 2007 from $34.2 million for the same period in 2006. This increase was primarily attributable to increased sales volume, favorable average resin costs and other cost improvements. Gross margin as a percent of net sales was 28.9% for the nine months ended September 30, 2007 compared to 26.0% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 13.7% to $17.7 million, or 10.2% of sales for the nine months ended September 30, 2007 from $15.6 million, or 11.8% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to the Procell Acquisition and an increase of $0.8 million from the amortization of intangibles related to the Procell Acquisition.

Operating Income. Operating income increased by $13.9 million, or 74.2% to $32.6 million for the nine months ended September 30, 2007 from $18.7 million for the comparable period in 2006 primarily due to the Procell Acquisition, lower average resin costs and other cost improvements.

Scranton Products – Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$26,165	$32,042
Cost of sales	(18,844)	(23,300)
Gross margin	7,321	8,742
Selling, general and administrative expenses	(3,125)	(3,201)
Gain on sale of property	—	—
Operating income	$4,196	$5,541

Net Sales. Net sales decreased by $5.9 million or 18.3%, to $26.2 million for the three months ended September 30, 2007, from $32.0 million for the same period of 2006. The decline in sales was attributable to both declines in our partition and industrial business lines offset by growth in our locker systems. Offsetting the decline in volumes, we experienced a moderate increase in average selling prices quarter over quarter. Overall, we sold 13.0 million pounds of product in the three months ended September 30, 2007, which is a decrease of 19.1% from the 16.1 million pounds sold during the comparable period in 2006. The decline in volumes was in large part due to difficulty surrounding the integration of product lines and shared customer bases with those from the Santana Acquisition.

Cost of Sales. Cost of sales decreased by $4.5 million, or 19.1%, to $18.8 million for the three months ended September 30, 2007 from $23.3 million for the same period of 2006. The decrease was primarily attributable to the decline in volumes, a 7.1% quarter over quarter decrease in average resin costs as well as merger integration savings. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first half of 2006.

Gross Margin. Gross margin decreased by $1.4 million, or 16.3% to $7.3 million for the three months ended September 30, 2007 from $8.7 million for the same period in 2006. This decrease was primarily attributable to lower sales volumes only partially offset by the benefit of lower average resin costs and merger integration savings. Gross margin as a percent of net sales increased to 28.0% for the three months ended September 30, 2007 from 27.3% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 2.4%, to $3.1 million, or 11.9% of sales for the three months ended September 30, 2007 from $3.2 million, or 10.0% of net sales for the same period in 2006.

Operating Income. Operating income decreased by $1.3 million, or 24.3% to $4.2 million for the three months ended September 30, 2007 from $5.5 million for the comparable period in 2006 due to lower sales volumes offset by lower average resin costs.

Scranton Products – Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its condensed consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$80,463	$78,733
Cost of sales	(57,954)	(58,418)
Gross margin	22,509	20,315
Selling, general and administrative expenses	(9,444)	(8,198)
Gain on sale of property	443	—
Operating income	$13,508	$12,117

Net Sales. Net sales increased by $1.7 million or 2.2%, to $80.5 million for the nine months ended September 30, 2007, from $78.7 million for the same period of 2006. This increase was attributable to increased volumes due to the Santana Acquisition, growth in our locker systems sales and higher average selling prices in our commercial building product lines. We experienced a 4.6% increase in average selling prices for the first nine months of 2007 over the comparable period in 2006 from improvement in product mix sold during the period ended September 30, 2007 compared to the same period in 2006. Increased volumes within the commercial building products were offset by lower volumes within the industrial products line. Overall, we sold 40.1 million pounds of product in the nine months ended September 30, 2007, which is a decrease of 2.1% from the 41.0 million pounds sold during the comparable period in 2006.

Cost of Sales. Cost of sales decreased by $0.5 million, or 0.8%, to $58.0 million for the nine months ended September 30, 2007 from $58.4 million for the same period of 2006. We benefited from a 14.7% decrease in average resin costs in the nine months ended September 30, 2007 compared to the same period in 2006 and from merger integration savings. In the first half of 2007, average resin prices declined relative to their peak levels after the hurricane season of 2005 and first quarter 2006, but still remain higher than 2005 pre-hurricane levels.

Gross Margin. Gross margin increased by $2.2 million, or 10.8% to $22.5 million for the nine months ended September 30, 2007 from $20.3 million for the same period in 2006. This increase was primarily attributable to the benefit of lower average resin costs and merger-related cost savings from the Santana Acquisition. Gross margin as a percent of net sales increased to 28.0% for the nine months ended September 30, 2007 from 25.8% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 15.2%, to $9.4 million, or 11.7% of sales for the nine months ended September 30, 2007 from $8.2 million, or 10.4% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was largely attributable to a non-recurring legal settlement of $0.5 million in June 2007. The remaining increase primarily related to the Santana Acquisition.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.6% of net sales for the nine months ended September 30, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $1.9 million in May 2007.

Operating Income. Operating income increased by $1.4 million, or 11.5% to $13.5 million for the nine months ended September 30, 2007 from $12.1 million for the comparable period in 2006 due to lower average resin costs, as well as the gain on sale of property, offset by the aforementioned settlement charge and the Santana Acquisition.

Corporate Costs– The Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,356)	(2,282)
Operating income	$(3,356)	$(2,282)

General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 47.1%, to $3.4 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily attributable to a $0.2 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, $0.5 million in severance costs attributable to the resignation of our chief executive officer and approximately $0.2 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure.

Corporate Costs– The Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(8,781)	(5,689)
Operating income	$(8,781)	$(5,689)

General and Administrative Expenses. Corporate general and administrative expenses increased by $3.1 million, or 54.4%, to $8.8 million for the nine months ended September 30, 2007 from $5.7 million for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily attributable to a $0.6 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, a $0.5 million increase in management fees to our indirect parent company, $0.5 million in severance costs attributable to the resignation of our chief executive officer and approximately $0.4 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our development of a public company infrastructure, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public company registrant. We expect the increased professional fees to continue to remain higher than previous years as we continue to meet our public registrant requirements.

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

Cash provided by operating activities was $24.6 million for the nine months ended September 30, 2007, compared with $8.8 million used in operating activities for the nine months ended September 30, 2006. The increase in cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to higher earnings and non-cash expenses such as depreciation and amortization, lower raw material and finished goods inventory levels due to improved inventory management, and improved receivable collections.

Cash used in investing activities was $66.4 million for the nine months ended September 30, 2007, compared to $48.3 million for the nine months ended September 30, 2006. Cash used in investing activities in 2007 was primarily attributable to $64.9 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to capital expenditures for continued additions for the capacity expansion at our Foley Alabama facility. Cash used in investing activities for the nine months ended September 30, 2006 primarily related to $34.5 million for the Santana Acquisition and the Keyser facility expansion. We estimate that capital expenditures for 2007 will be $11.0 to $15.0 million, which includes additional expenditures for capacity expansion for AZEK Building Products.

Cash provided by financing activities for the nine months ended September 30, 2007 was $57.1 million compared to cash provided by financing activities of $44.0 million for the nine months ended September 30, 2006. The majority of cash provided by financing activities related to proceeds from the $33.0 million of additional financing of floating rate notes, as well as $34.9 million in proceeds from additional paid in capital received, each of which was used to fund the Procell Acquisition. We also repaid the remaining balance on our revolving credit facility of $9.5 million. The majority of cash provided by financing activities in 2006 related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $6.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition. We also incurred an additional $1.9 million in financing costs related to the public registration and exchange offer of our debt.

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

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of September 30, 2007, we were in compliance with all covenants contained in our senior secured credit facility.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

		Twelve Months
		Ended
		September 30,
(Dollars in thousands)	Covenant Amount	2007
Senior Secured Leverage Ratio	Maximum of 1.5x	0.02x
Senior secured indebtedness		$1,255
Adjusted EBITDA		$63,332

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the twelve month period ended September 30, 2007, on a pro forma basis as defined by our credit agreement:

		Add:	Less:
		Nine	Nine
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
Net (loss) income (a)	$(485)	$6,585	$2,602	$3,498
Interest expense, net (a)	28,685	25,385	21,239	32,831
Income tax expense (benefit)	230	5,503	887	4,846
Depreciation and amortization	13,813	12,866	9,991	16,688
EBITDA	42,243	50,339	34,719	57,863
Relocation and hiring costs (b)	81	—	81	—
Retiring executive costs (c)	385	—	247	138
Management fee and expenses (d)	1,021	1,330	589	1,762
Severance costs(e)	—	805	—	805
Settlement charges (f)	—	500	—	500
Gain on sale of property (g)	—	(443)	—	(443)
Santana Acquisition costs (h)	519	13	423	109
Procell non—recurring charges (i)	26	60	—	86
Adjusted EBITDA	$44,275	$52,604	$36,059	$60,820
Pro forma adjustments (j)	8,582	710	6,780	2,512
Adjusted EBITDA with pro forma adjustments	$52,857	$53,314	$42,839	$63,332

_________

(a) Net loss and interest expense each includes the amortization of approximately $1.9 million of deferred financing costs classified as interest expense for the year ended December 31, 2006.

(b)	Represents a charge related to the relocation and hiring costs incurred upon the replacement and expansion of our executive management team in the first nine months of 2006.
(c)

Three executives and co-founders of the business retired and their positions were not and will not be replaced. Therefore, this adjustment reflects the elimination of their salary and benefits as if they had been retired during the period presented.

(d)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(e)	Represents severance costs attributable to individuals whose positions have not been replaced.

(f)	Represents the one-time settlement expense CPG incurred over its patent infringement settlement during the nine months ended September 30, 2007.

(g)	Represents the net gain CPG recorded related to the sale of one of Scranton Product’s manufacturing facilities on May 10, 2007.

(h)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.

(i)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.
(j)	Represents the pro forma effect from Santana and Procell Decking as if the Santana Acquisition and Procell Acquisition took place on October 1, 2006, as defined by our credit agreement.

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

Long-term Liquidity. At September 30, 2007, we had the availability of $38,745,000 under our revolving credit facility and cash of $17,428,000. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2007. This table does not include information on our raw materials purchase contracts, as they do not require fixed or minimum quantities. We include any raw material purchases that have been ordered but not yet received.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000 278,000	$—	$—	$278,000	$—
Interest on Notes	172,131	31,276	93,829	47,026	—
Capital lease obligations	16,003	2,292	4,371	2,438	6,902
Operating lease obligations	8,164	365	2,694	1,971	3,134
Raw material purchases	632	632	—	—	—
Total (a)	$474,930	$34,565	$100,894	$329,435	$10,036

__________________

(a)	As of September 30, 2007, there was a letter of credit of $1.3 million held against our senior secured credit facility, which provides for borrowings of up to $40.0 million.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for our Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved.  Of the total unrecognized tax benefits, $676,000 is carried at September 30, 2007 as a non-current liability, and $124,000 as offsets to non-current deferred tax assets.  If the unrecognized tax benefits were recognized in the future, there would be no impact to our effective tax rate.

When applicable, our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007 and January 1, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently commenced an examination of a subsidiary’s tax return for certain tax periods in 2004 and 2005.. It is reasonably possible that the examination phase of the audit may be concluded in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded in our financial statements after January 1, 2007. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the nine months ended September 30, 2007 and 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2007, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

For the nine months ended September 30, 2007, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2006. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Interim Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: November 14, 2007	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and
Chief Financial Officer

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Interim Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer