Form 10-K
period 2007-12-31
CPG INTERNATIONAL INC.
filed 2008-03-31
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of March 25, 2008 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

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

CPG INTERNATIONAL INC.
FORM 10-K
DECEMBER 31, 2007
TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward Looking Statements	4
PART I

Item 1 Business.	6

Item 1A Risk Factors.	15

Item 1B Staff Comments.	23

Item 2 Properties.	24

Item 3 Legal Proceedings.	24

Item 4 Submission of Matters to Vote of Security Holders.	24
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of
Equity Securities.	24

Item 6. Selected Financial Data.	25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item7A Quantitative and Qualitative Disclosures About Market Risk.	47

Item 8 Financial Statements and Supplementary Data.	48

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	48

Item 9A Controls and Procedures.	48

Item 9B Other Information.	49
PART III
Item 10 Directors, Executive Officers and Corporate Governance.	49

Item 11 Executive Compensation.	52

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.	61

Item 13 Certain Relationships and Related Transactions and Director Independence.	63

Item 14 Principal Accountant Fees and Services.	65
PART IV
Item 15 Exhibits and Financial Statement Schedules.	65

Index to the Consolidated Financial Statements.	F-1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about (a) our acquisition of Santana Products (the “Santana Acquisition”), our acquisition of Procell Decking Systems™ (the “Procell Acquisition”) and our acquisition of Compos-A-Tron Manufacturing Inc. (the “Composatron Acquisition”); (b) the markets in which we operate, including growth of our various markets and growth in the use of synthetic products; and (c) our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward-looking statements. The forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.

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

•	changes in governmental laws and regulations, including environmental law, and regulations;

•	continued increased acceptance of synthetic products as an alternative to wood and metal products;

•	risks related to acquisitions we may pursue;

•	our ability to retain management;

•	our ability to meet future capital requirements;

•	our ability to protect our intellectual property rights;

•	downgrades in our credit ratings; and

•	other risks and uncertainties.

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

Item 1. Business.

Company Overview

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed a number of branded products including AZEK® Trim, AZEK Deck, AZEK Moulding Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, manufactures exterior residential building products such as AZEK Trim, AZEK Deck, and AZEK Moulding for the residential and commercial building market. Additionally AZEK Building Products produces Celtec and other non-fabricated products for the industrial market; and

•

Scranton Products Inc., or Scranton Products, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, EverTuff and TuffTec labels for the commercial market and Seaboard® and Flametec® and other non-fabricated products for special application industrial markets.

For financial information regarding our segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as Note 2 “Segment Information” to our consolidated financial statements in this report.

AZEK Building Products

Our AZEK Building Products business unit, representing approximately 68%, 62% and 67% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively, manufactures product for the residential markets under the AZEK brand and product for the industrial markets under several brands including Celtec. Through our AZEK Trim and AZEK Moulding product lines, we offer a variety of products for exterior housing applications such as trim, fascia, soffit, cornerboards, millwork, mouldings and window and door casements. With AZEK Deck, we supply deck boards and porch board for residential housing. AZEK products are similar to finished wood aesthetically, but unlike wood do not require any upkeep for protection. AZEK products provide many functional advantages as they do not warp or rot, are impervious to water and insect infestation and do not require paints or stains for protection. However in the case of AZEK Trim, it can be painted to achieve a custom color and will hold paint longer in applications where the product is painted. Both AZEK Trim and AZEK Deck are listed with the International Code Council (ICC). Serving the industrial markets, Celtec and other branded products are substitutes for wood and metal in a variety of applications, including industrial tank linings, marine products, fire retardant products and commercial signage.

On January 31, 2007, we completed the acquisition of Procell Decking, referred to herein as the Procell Acquisition. This product line was rebranded as AZEK Deck in 2007. We combined the Procell Decking operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s brand, sales team, and two-step distribution footprint. AZEK Deck is manufactured with a cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. The combination of cellular PVC and the agra fiber create a product that has superior attributes over wood or wood composite decks. Most notably, AZEK Deck is resistant to staining, resistant to scratching and when fastened close to the edge of the board is resistant to splitting. All of our AZEK products are manufactured from comparable raw material ingredients, including polyvinyl chloride, or PVC, and are manufactured internally through similar processes, providing significant cost benefits through vertical integration.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc., referred to herein as the Composatron Acquisition. Composatron is a privately held manufacturer of Premier and Trademark

Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to the Company’s AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette. Composatron will be combined with our AZEK Building Products business unit.

We sell our AZEK products through an expanding nationwide network of specialty building product distributors with over 74 locations who then sell to over 2,100 dealers including lumber yards, contractors and installers. In addition, we sell Celtec and other similarly manufactured products through a similar national distribution network. Due to our product quality, market leadership and national sales and distribution network, AZEK has developed significant brand awareness within the residential home exteriors market, making it the product of choice for consumers of low maintenance home exterior products.

Scranton Products

Our Scranton Products business unit, representing approximately 32%, 38% and 33% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively, fabricates our Comtec and Santana synthetic bathroom partition and locker systems, and manufactures non-fabricated products, such as Seaboard and Flametec, that are utilized in various applications including semiconductors and marine construction, food preparation, playground equipment and other diverse applications. We have been able to successfully differentiate our product offering from our competitors through the introduction of proprietary products that are flame retardant, ultraviolet stable and highly resistant to abrasion or chemical corrosion. In addition, we believe we are the largest vertically integrated supplier of synthetic bathroom partition and locker systems, which we sell to schools, universities, parks, recreational facilities, stadium arenas, industrial plants, as well as various retail and commercial facilities. Our bathroom partition and locker alternatives, sold under our leading brands of Comtec, Capitol, EverTuff, Hiny Hiders and TuffTec, are impervious to rust, dents, and scratches; are longer lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed, unlike competing metal products. All of our products within this business unit are derived from comparable raw material ingredients, including either high density polyethylene, or HDPE, or polypropylene, or PP, and are manufactured internally through similar processes. This provides us with cost benefits compared to competitors who do not have our vertically integrated manufacturing capacity and therefore may have a less competitive cost position. We sell our bathroom partition and locker systems through both a direct and indirect sales force which covers over 1,200 local dealers across the United States, Canada and Latin America.

On April 29, 2006, we completed the acquisition of Santana Holdings Corporation, the direct parent of Santana Products, Inc., referred to herein as the Santana Acquisition. Santana was combined with our Scranton Products business unit. Santana was one of the largest, privately held manufacturers of solid plastic commercial bathroom partitions, lockers, benches and vanities in the United States. We believe that the Santana Acquisition helped us expand our product base, increase our distributor network and expanded our portfolio of premium branded products.

Our Competitive Strengths

We believe that our key competitive strengths are:

Leading Market Positions with Recognized Branded Leadership.
•

AZEK Building Products. In a 2007 Brand Use survey conducted by Builder Magazine, AZEK trim was named the #1 brand, in the category of Exterior Decorative Mouldings/Trim/Columns, and was voted #1 in: in (i) brand familiarity, (ii) brand most used, (iii) brand most used in the past two years, and (iv) quality.

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

Extensive and Growing Distribution Network. Our products are distributed through an extensive network consisting of manufacturers’ representatives, distributors and dealers. We utilize a two-step distribution system through which our AZEK products are first sold to wholesale distributors, who in turn sell them to dealers, such as lumber yards or retail outlets. AZEK distributors are parties to distribution agreements which contain among other items, a clause that prohibits the distributor from carrying other brands of cellular PVC building products which may compete with the AZEK brand. Our internal AZEK sales force consists of seasoned marketing professionals, most of whom have been chosen for their experience in promoting other branded building products through two-step distribution channels. We choose distributors based on their ability to market and promote AZEK through their internal sales force and other industry contacts. Currently, our AZEK distributor network services dealers across the United States and Canada through over 74 locations. We have increased our AZEK dealer base from 150 dealers in 2001 to over 2,100 local stocking dealers as of December 31, 2007. No single dealer location accounts for more than 2% of AZEK sales. AZEK is the exclusive cellular PVC trim product carried by virtually all our dealers.

Low-Cost Manufacturer. Through over 24 years of developing highly engineered fabricated products based on our manufacturing and fabrication expertise, we have positioned our company as a low-cost vertically integrated manufacturer. Our competitive advantages include the proprietary resin blends and equipment customization techniques we have developed over many years. We believe our manufacturing expertise also allows us to obtain a much higher throughput, and consequently lower unit production costs, from our manufacturing process than most of our competitors. In addition, we have significant scale in purchasing resin that places us in a better cost position relative to many of our competitors. The combination of our market-leading size, vertically integrated business model and the cost savings associated with our high throughput operations provides us with significant cost and competitive advantages.

Experienced and Incentivized Management Team. We are led by an experienced and committed senior management team that has successfully guided us through historically high resin prices in 2005 and 2006, as well as difficult housing markets in 2006 and 2007. Members of our management team hold approximately 10% of total equity in CPG Holdings, LP, our direct parent company.

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

•

AZEK Building Products. Within AZEK Building Products, we are creating the premium brand of exterior, low maintenance, residential building products for a wide range of home exterior applications. We began this with the introduction of AZEK Trim seven years ago and have continued to expand the product offering through new product development. AZEK has expanded from trimboards, to mouldings and decking. We are committed to continue to grow the AZEK Building Products offering of home exterior products over time and we believe the scale achieved in raw materials, manufacturing and the sales channel by these product introductions will increase sales and profitability over time.

•	Scranton Products. Within Scranton Products, we are focused on expanding our bathroom and locker systems business marketed through our Comtec, Capitol and Santana brands. Our low maintenance, long

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

Continue to Develop Brands and Innovative Products. We continuously seek opportunities to leverage our core capabilities with premium, low-maintenance branded building products to expand into adjacent end markets. Our value-added branded products, such as AZEK and TuffTec, were internally developed and now account for more than 81% of our net sales for the year ended December 31, 2007. We have also acquired families of branded products such as AZEK Deck, Hiny Hiders and Capitol to supplement internal growth. We believe that branded, end use products offer more stability in terms of pricing in the market and generate higher gross margins. In order to build upon our brand identity to further differentiate ourselves from our competitors and grow our leading market share in our markets, we seek to introduce new products, acquire well positioned products and enhance our existing offerings through research and development activities. Examples of new branded products include AZEK Moulding to complement AZEK Trim and AZEK Porch, an extension of AZEK Deck. New product development and enhancements also include our introduction of a new color palette and unique product extensions such as granite, marble, speckled and slip-resistant surfaces with respect to our bathroom partition systems. In addition, we endeavor to utilize existing products and know-how for new applications. For example, the development of our synthetic locker systems was an extension of our partition systems and demonstrates our innovative product development strategy.

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

Continue to Build Market Share of Our Branded Products. We have successfully created meaningful brand recognition and customer loyalty with respect to our brands such as AZEK Trim, AZEK Deck, AZEK Moulding, Comtec, Capitol, EverTuff, TuffTec, Hiny Hiders, and Celtec, and are focused on further expanding our sales of these and other branded products. We believe our branded products are market leaders in their respective market segments. We have invested heavily in a national advertising and marketing campaign focused on architects, contractors and installers to accelerate the conversion from wood to synthetic home exterior products and to promote the AZEK brand. We believe sales of AZEK Trim should continue to grow, as the exterior trim markets are still in the early stage of material conversion process. Sales of AZEK Deck should continue to grow as this conversion process is also in the early stages. In our synthetic bathroom and locker systems business, we seek to increase sales to national accounts and continue to increase our market share at the expense of metal competitors and other synthetic fabricators that are not vertically integrated and have a higher manufacturing cost position. Sales growth of our synthetic lockers was strong in 2007 and 2006, and we believe these lockers possess continued growth opportunities associated with increased market penetration and material conversion. We are focused on maintaining our market leading positions while simultaneously seeking additional growth from material conversion through further education of architects, builders, distributors, dealers and other consumers regarding the respective advantages of our products over competing wood, fiber and metal products.

Leverage Our Manufacturing Excellence. With over 24 years of experience in developing highly engineered synthetic products, we have gained significant internal manufacturing expertise and technical knowledge, and are focused on remaining a leader in plastic extrusion and fabrication. Our products are manufactured using internally developed resin mixes that are the product of years of research, development and experience in field application. We spent over 10 years developing AZEK Trim and, as a result, we believe that AZEK’s highly engineered manufacturing technology would be difficult to replicate. We perform significant customization on each machine following manufacturer installation. We maintain a dedicated on-site laboratory with fully functioning mixing, heating, and extrusion capabilities, and we use this facility to continue our product innovation and experiment with new additives and processes. To ensure our ongoing product quality and manufacturing leadership, we are committed to our continuous process improvement and employee empowerment model based upon LEAN manufacturing principles. We are also focused on improving our leading manufacturing technology to increase capacity and productivity, which would in turn lead to increased volume and profitability.

Our Products

AZEK Building Products

Residential Building Products. As the market leader in premium exterior branded building products, we offer a variety of products under the AZEK brand for numerous residential exterior applications which include:

•

AZEK Trim: AZEK Trim was the first, and to our knowledge, the only non wood trim product to be listed with the ICC. Our free foam cellular PVC technology produces a product that has unparalleled uniformity, durability, workability and beauty. Product offerings under AZEK Trim, including:

AZEK Trim-Traditional- With a smooth surface on both sides, AZEK Traditional Trim has the look and feel of a high end wood trim board.

AZEK Trim – Frontier – The Frontier series has reversible surfaces. One side offers the traditional smooth look while the other side has a rustic patterned texture.

AZEK Sheet - AZEK Sheet is available in sizes from 4’x 8’ to 4’x 20’ in a variety of thicknesses and is intended for pop-out bay windows, raised panels and dormers and is easily used for applications over 12’ wide.

AZEK to Mill (“ATM”) – This offering represents the first free foam PVC product to be manufactured at a full 1.25” thick. This thickness makes it easier to fabricate thicker profiles such as window sills and custom millwork. ATM is available in board sizes of 1 ¼” x 9 ¼” x 18’ and sheet size of 1 ¼” x 48” x 8’.

AZEK Beadboard – Available in two board styles, this popular item is perfect for wainscoting, porch ceilings, soffits, and hot tub surrounds. The reversible edge/ center bead and v-groove offer design flexibility when planning your project.

AZEK Cornerboard – Pre-formed for easy installation, the AZEK Cornerboard has a seam that will never open ensuring long lasting good looks. The AZEK Cornerboard complements all housing exteriors and is available in either the Traditional or Frontier finish.

•

AZEK Moulding: AZEK Mouldings have the look and feel of AZEK Trim and are available in the most popular moulding profiles and feature the same crisp detail found in authentic wood mouldings, with the longevity and durability that AZEK products provide.

•

AZEK Deck: AZEK Deck offers superior performance attributes for long-life, low maintenance decking. AZEK Deck is in the early stages of a material conversion process from wood and other synthetic materials. Unlike wood or composite decking materials, AZEK Deck, a cellular PVC product, does not contain wood fillers. Our Procell™ Technology allows our boards to resist stains and scratches, yet be workable like wood.

AZEK’s manufacturing process creates a superior home exterior product that possesses the following advantages over alternative materials:

Low Maintenance/Long-Life. The superior strength of its composition gives AZEK products a longer lifetime and a greater ability to withstand the elements than competing wood products. AZEK products are designed for outdoor applications, as it is impervious to termites and other insects and is not susceptible to water or moisture damage. AZEK Trim will also not rot, cup, split, twist or warp, and is covered by a 25-year warranty, while AZEK Deck is covered by a limited lifetime warranty.

Uniformity. We believe that the quality of our AZEK products is superior to that of natural wood and other exterior products. AZEK Trim products are manufactured to the highest degree of consistency with uniform thickness and premium lengths. AZEK Trim has a uniform density comparable to pine without the knots, grain, cracks, maximizing the amount of AZEK that can be used.

Workability. AZEK products offer similar workability characteristics to wood and has clear advantages over competing synthetic materials. AZEK products can be easily nailed, screwed, drilled and stapled without splitting or creating unsightly “mushrooms.” AZEK also offers a proprietary water-based cement that, when gluing two pieces of AZEK Trim together, forms a molecular bond that is stronger than the mechanical bond formed between wood and glue. In addition to its simple installation, AZEK Trim can also be easily manipulated for more complex applications. AZEK products can be shaped, routed, and mitered using standard woodworking tools and thermoforming techniques.

Aesthetics. AZEK looks and feels like traditional wood, adding significant value and beauty, but lasts longer than traditional wood trim without ongoing maintenance.

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

Operations and Manufacturing Process

Our various products are manufactured through a highly technical, precision manufacturing process in which a number of variable elements must be managed in parallel in order for the product to be produced to specifications and perform to expectations. During the manufacturing process, our proprietary products are blended, heated, and then processed through an extrusion device. For our end use building products, further steps are taken to fabricate and assemble our products through internally designed, proprietary processes. Developing the correct mixture of raw materials and blends, as well as the proper speed and calibrations, is highly technical, and we have developed significant internal expertise in this process through our 24 years of experience. Each of our machines is customized according to internal proprietary specifications by our technicians in order to establish the correct mixing, speed and extrusion processes.

Sales and Marketing

We have carefully balanced the build-out of our AZEK sales and marketing, distribution and manufacturing infrastructure in a manner that enables us to meet demand and control quality. Our AZEK sales organization consisted of 52 sales representatives as of December 31, 2007, organized by geographic region. The sales force focuses on actively promoting product awareness and educating the distributor and dealer base on the attractive relative product characteristics of AZEK products. Our AZEK sales and marketing team gave presentations emphasizing the unique properties and design possibilities with AZEK to over 16,000 architects since 2004, and is accredited by the American Institute of Architects (AIA) as an approved continuing education provider.

We have a comprehensive marketing campaign in support of the AZEK brand, targeted towards its growing dealer base as well as the architect, custom builder, remodeler, installer and consumer demand base. Our goal is to raise the visibility of the AZEK brand and the value proposition of AZEK Trim, AZEK Deck and AZEK Moulding.

We seek to leverage our Scranton Products sales force, market leading position, promotional materials and proprietary products to develop close relationships with architects and our Pinnacle/Elite dealer network. We employ a Business Unit President, a regional sales manager, two external products specialists covering the Mid Atlantic and New England territories and one internal product specialist, who covers approximately 12 regional manufacturers’ sales representative organizations that provide nationwide coverage to over 1,200 local dealers. Our Scranton Products sales agents call on architects in order to influence project specifications in traditional institutional markets, such as schools, universities, and stadium arenas, as well as targeted new markets, such as retail stores, industrial facilities and food processing plants. We have initiated a targeted marketing effort with the goal of having our Scranton Products line of solid bathroom partitions and lockers specified by name by national accounts and large school districts.

While we distribute our industrial building products primarily through distributors, we have eight manufacturers’ sales representatives with joint product responsibility across our product lines.

Distribution

Our products are distributed throughout an extensive network consisting of manufacturing representatives, distributors and dealers. We market our products to a diverse group of end markets, including residential, commercial and industrial construction, semiconductor, marine, industrial and other markets. Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year ended December 31, 2007, and our largest distributors, The Parksite Group, through eleven branches, U.S. Lumber, through eight branches and Wolf Distributing, each accounted for more than 10% of net sales for the year ended December 31, 2007, and collectively accounted for approximately 43% of net sales for the year ended December 31, 2007.

Through a two-step distribution system, we sell our AZEK products exclusively through an expanding nationwide network of specialty building product distributors with multiple locations (each independently representing the AZEK product) who in turn sell to lumber yards, contractors and installers. Our 23 AZEK distributors are equipped to service every region of the United States and Canada in over 74 locations. We believe that AZEK has also developed the largest and most extensively trained stocking dealer network of any non-wood trim manufacturer in the industry. We have steadily grown our AZEK dealer base from 150 dealers in 2001 to over 2,100 as of December 31, 2007. We combined the AZEK Deck operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s two-step distribution system.

Our bathroom partition and locker systems are sold through a national distribution network that covers over 1,200 local dealers. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify building products by name and material in their designs, leaving dealers and installers less flexibility in choosing manufacturers, and enabling us to service the resulting demand through local dealer networks.

We primarily sell our non-fabricated products to over 400 regional distributors, who in turn sell full sheet, and/or fabricate products for the end users. We are typically the sole source supplier for our Original Equipment Manufacturer (“OEM”) relationships due to the breadth of our non-fabricated product offering.

Raw Materials and Suppliers

Our most significant raw materials are PP, HDPE and PVC dry petrochemical resin. These resins accounted for more than half of our cost of goods sold for fiscal year 2007 and 2006. We purchase our raw materials directly from major petrochemical suppliers. Resin purchases are based primarily on price, and we are typically awarded a significant customer rebate by each supplier due to purchasing scale. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months. Historically, we have not bought resin from a sole source and we believe our raw materials are available from alternative sources on similar terms. Over the past four years, PVC resin prices had more than doubled, primarily due to the increased cost of oil and natural gas, increases in natural gas and crude oil prices and demand in the broader economy, resin prices increased to an all time high level. These significantly higher resin costs have impacted our profitability throughout 2007 and 2006. See “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Our products also compete with the wood, metal and other traditional products that our synthetic products are designed to replace. For example, AZEK Trim competes primarily with wood, aluminum, engineered wood and vinyl coil wrap. In the cellular PVC trim market, there are few other competitors of scale. The decking market in which AZEK Deck operates is similarly competitive with numerous competitors who are significantly larger, manufacturing both wood and composite decking. The bathroom partition market is highly fragmented and consists of manufacturers typically producing products in several different materials and price ranges. Metal currently represents more than a majority of the overall bathroom products market. With respect to our other non-fabricated products, the market is highly fragmented, with manufacturers generally focused on a few core materials that are sold directly into end market applications. Our competitors for other non-fabricated products include other national and regional manufacturers. See “Risk Factors—Risks Related to Our Business—We face competition in each of our businesses and our customers may not continue to purchase our products.”

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

Employees

As of January 15, 2008, all of our workforce was non-union and totaled 573 employees, comprised of 397 production employees and 176 office employees. We are not a party to any collective bargaining agreements. We believe our relationship with our employees is good.

Environmental

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows. We believe we are compliant with all environmental laws and regulations in all material respects and possess all necessary permits to operate our manufacturing and other facilities. Our cost of compliance with environmental laws and regulations was minimal in 2007.

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. Sales in the residential, commercial and institutional construction markets correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability. For example, beginning in the third quarter of 2006, the residential housing market entered a period of significantly reduced activity. Distributors responded by reducing inventory levels, which had a negative impact on AZEK sales and end market demand has softened. The slowdown in the residential housing market is expected to continue beyond 2008 and will negatively impact our results.

In general, demand for new home construction as well as commercial and institutional construction may be materially adversely affected by increases in interest rates and the reduced availability of financing. Although interest rates have been low the past few years, as interest rates rise, the ability of prospective buyers to finance purchases of new homes may be materially adversely affected. As a result, our business, financial condition and results of operations may also be materially adversely impacted. The remodeling market, in which we make a large portion of our sales, tends to be less sensitive to changes in interest rates. Any changes in tax laws related to mortgages and home equity financings could materially adversely affect sales in the home construction and remodeling market. For example, in 2007, the mortgage finance market was negatively impacted by the fallout in the subprime mortgage market reducing the amounts residential home lenders were willing to finance as a result of tighter lending practices. This condition continues to exist in the market today with no indication of easing in the short term.

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

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our total cost of goods sold for the years ended December 31, 2007 and 2006. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

The capacity, supply and demand for resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. Throughout the course of previous supply shortages we were able to maintain necessary raw material supplies. However, in the event of another industry-wide general shortage of resins we use, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

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

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices had more than doubled, due to increases in natural gas and crude oil prices and demand in the broader economy. Although, our annual average cost of resin decreased by approximately 11.2% from the year ended December 31, 2006 to December 31, 2007, resin prices have steadily risen from their low point in the first half of 2007. Our continued success is dependent on the performance of our AZEK products, which represent a significant portion of our net sales.

In 2007 and 2006, AZEK products accounted for a majority of our net sales, and net sales of our AZEK products have increased at an approximately 46% compound annual growth rate over the past five years. Therefore, our future prospects are largely dependent on the continued success of our AZEK products, which have been on the market for eight years. If we should experience any problems, real or perceived, with product quality, relative value and use as compared to competitive materials, distribution, delivery or consumer acceptance of AZEK as a substitute for wood in the trim and millwork segment, our sales and profitability could materially decline. In particular, the success of AZEK depends on our customers continuing to be willing to pay more for AZEK on the basis of relative value and use as compared to wood and other products that AZEK is intended to replace. In addition, we are subject to the risk that third parties develop new products that compete favorably with AZEK on a price-to-value relationship.

We have recently experienced economic factors that have affected our growth in the residential building market. In the third and fourth quarters of 2006 through 2007, demand for our products with our distributors and dealers declined as they maintained lower levels of inventory due to recent declines in demand in the residential building market. As a result, we experienced declining sales volume of AZEK in this period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face competition in each of our businesses and our customers may not continue to purchase our products.

We face competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Our products also compete with the wood and metal products that our synthetic products are designed to replace. For example, AZEK competes primarily with wood, aluminum, engineered wood and other synthetic building materials, such as celuka-processed products. The decking market in which AZEK Deck operates is similarly competitive with numerous competitors who are significantly larger, manufacturing both wood and synthetic decking. Metal is currently the most used material in the bathroom products market. The bathroom partition market is highly fragmented and consists of manufacturers typically producing partitions in several different materials and price ranges. With respect to our other basic non-fabricated products, the market is highly fragmented, with manufacturers generally focused on a few core materials including dry petrochemical resins and other key materials, that are sold directly into end market applications. Our competitors for other non-fabricated products include national and regional manufacturers.

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

We have made significant capital expenditures in our businesses in recent years to expand our facilities and enhance our production processes. We spent approximately $21.8 million, $17.0 million and $14.4 million in capital expenditures in fiscal years 2005, 2006 and 2007. We estimate that capital expenditures for 2008 will be $8.0 to $13.0 million. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

Our business is subject to risks associated with manufacturing processes.

We internally manufacture our own products at our production facilities. Our manufacturing facilities are in the Scranton, Pennsylvania area, where we produce all of our products, other than AZEK Deck products, which are internally manufactured at a production facility located in Foley, Alabama. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

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

Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year end December 31, 2007. Our largest distributor, The Parksite Group, through eleven branches, U.S. Lumber, through eight branches and Wolf Distributing, each accounted for more than 10% of net sales for the year ended December 31, 2007, and collectively accounted for approximately 43% of net sales for the year ended December 31, 2007. We expect our relationship with The Parksite Group, US Lumber, Wolf and our other key distributors to continue; however the loss of or a significant adverse change in our relationships with The Parksite Group, US Lumber, Wolf, or any other significant distributor could temporarily disrupt our net sales. Our operations depend upon our ability to maintain our relations with our network of distributors and dealers. If our key distributors and dealers are unwilling to continue to sell our products, if we do not provide product offerings and price points that meet the needs of our key distributors and dealers, or if our key distributors and dealers merge with or are purchased by a competitor, we could experience a decline in sales. The loss of, or a reduction in orders from, any significant distributor or dealer, losses arising from disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any significant distributor or dealer could cause a decrease in our net income and our cash flow. If we are unable to replace such distributors or dealers, or otherwise replace the resulting loss of sales, our business and results of operations could be materially adversely affected.

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

Additionally, any acquisitions we may make could result in significant increases in our outstanding indebtedness and debt service requirements. The terms of our outstanding notes and credit agreements may limit the acquisitions we may pursue.

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

We provide a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK products and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial use, is 25 years. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and AZEK Deck has only been on the market for five years, therefore we must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Our business operations could be significantly disrupted if members of our management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management. Our senior operating management members have extensive engineering, manufacturing and finance backgrounds. We believe that the depth of our management team is instrumental to our continued success. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

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

We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of $284.9 million, excluding up to an additional $38.6 million that was available for borrowing under our then outstanding senior secured revolving credit facility. On February 13, 2008, we terminated our senior secured revolving credit facility and entered into a new senior secured revolving credit agreement. On February 29, 2008, we also entered into a $25.0 million term loan and agreement. For further details regarding these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Financing”.

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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Each 0.25% increase or decrease in the applicable interest rates on our outstanding floating rate notes would correspondingly change our interest expense by approximately $0.3 million per year.

The indenture governing our outstanding notes and our credit agreements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our new senior secured revolving credit facility matures in 2013 and our new term loan matures in 2011. As a result, we may be required to refinance any outstanding amounts under our term loan prior to the maturity of the notes and amounts outstanding under our new revolving credit facility prior to the maturity of the fixed rate notes. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we are unable to refinance our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility, or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit agreements and our notes, on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition and on our ability to pay principal and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured revolving credit facility could elect to declare all amounts outstanding under the senior secured revolving credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under our senior secured revolving credit facility. In addition, if such a default were to occur, our term loan and our notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the money owed to the banks or to our debt holders.

The indenture governing our outstanding notes and our credit agreements impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture governing our outstanding notes and our credit agreements contain customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:

•	incurring additional indebtedness and issuing preferred stock;
•	creating liens on our assets;
•	making certain investments;
•	consolidating or merging with, or acquiring, another business;
•	selling or otherwise disposing of our assets;
•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and
•	entering into transactions with our affiliates. m

Our new senior secured revolving credit facility also requires us to maintain a minimum fixed charge coverage ratio in certain circumstances. We may not be able to maintain this ratio, and if we fail to be in compliance with this test when required to be in compliance, we will not be able to borrow funds under our senior secured revolving credit facility which could make it difficult for us to operate our business. In addition, our new term loan requires us to not exceed a senior secured leverage ratio. We may not be able to maintain this ratio, and any failure in compliance with this test could result in default under our term loan agreement.

The restrictions in the indenture governing our notes and our credit agreements may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all.

The breach of any of these covenants and restrictions could result in a default under the indenture governing our notes or under our credit agreements. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our credit agreements, could proceed against the collateral securing the debt. Because the indenture governing our notes and the credit agreements have customary cross-default provisions, if the indebtedness under our notes or under our credit agreements or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.

Item 1B. Staff Comments.

Not applicable.

Item 2. Properties.

On our main property in the Scranton, Pennsylvania area, we operate five facilities that are organized by material type for manufacturing purposes for both AZEK Building Products as well as Scranton Products. We operate two additional facilities in Scranton, Pennsylvania: (i) Winfield Avenue, which is utilized for cutting, fabricating and shipping bathroom partition and locker systems for Scranton Products and (ii) Keyser Avenue, for PVC manufacturing and fabricating to support the growth of our AZEK Building Products. We also operate an extrusion facility in Foley, Alabama for manufacturing product for AZEK Building Products. Our administrative offices are located in Moosic, Pennsylvania within two miles of our manufacturing facilities. The chart below summarizes our facilities.

Facility(1)	Square Feet	Ownership	Use

Scranton Building #5	343,000	Owned	Office and Extrusion Facility(2)
Scranton / Keyser Avenue	308,000	Leased	Dry Blend, Extrusion and Fabrication(3)
Scranton / Winfield Avenue	224,214	Leased	Office and Fabrication(2)
Scranton Building #1	153,330	Owned	Pressing and Storage Facility(2)
Scranton Building #2	67,500	Owned	Extrusion Facility(3)
Scranton Building #3	67,500	Owned	Extrusion Facility(3)
Scranton Building #4	16,050	Owned	Dry Blend and Lab Facility(3)
Administrative Offices	22,000	Leased	Administrative Services(4)
Foley, Alabama	109,500	Leased	Office and Extrusion Facility(3)

_____

(1)	We will operate two manufacturing facilities in Toronto, Ontario, Canada in connection with the Composatron Acquisition.
(2)	Facility used by our Scranton Products business segment.
(3)	Facility used by our AZEK Building Products business segment.
(4)	Facility utilized for both segments of our business.

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

As of December 31, 2007 all of the Company’s issued and outstanding shares of common stock are held by CPG International Holdings LP, its direct parent company.

Item 6. Selected Financial Data.

The selected historical financial data presented below as of and for the years ended December 31, 2003 and 2004 and for the period from January 1, 2005 to May 10, 2005 have been derived from the Predecessor’s audited consolidated financial statements. The selected historical financial data presented below as of December 31, 2005, 2006 and 2007, for the period from May 11, 2005 to December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from the Successor’s audited consolidated financial statements. You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.

			Combined
			Predecessor
			and
	Successor	Successor	Successor (1)	Successor	Predecessor
				Period	Period
	Year	Year	Year	May 11,	January 1,	Year	Year
	Ended	Ended	Ended	2005 to	2005 to	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	May 10,	December 31,	December 31,
(Dollars in thousands)	2007	2006	2005	2005	2005	2004	2003

Statement of Operations
Net sales	$313,703	$261,790	$222,603	$140,672	$81,931	$171,060	$136,284
Cost of sales	(225,436)	(193,417)	(171,930)	(113,076)	(58,854)	(121,121)	(97,240)
Gross margin	88, 267	68,373	50,673	27,596	23,077	49,939	39,044
Selling general and administrative (2)	(46,844)	(40,249)	(40,775)	(18,870)	(21,905)	(20,451)	(17,111)
Gain on sale of property	422	–	–	–	–	–	–
Operating income	41,845	28,124	9,898	8,726	1,172	29,488	21,933
Interest expense, net	(33,698)	(28,685)	(23,035)	(21,175)	(1,860)	(14,082)	(10,119)
Miscellaneous, net	240	306	(226)	158	(384)	(266)	(5)
Income (loss) before income taxes	8,387	(255)	(13,363)	(12,291)	(1,072)	15,140	11,809
Income tax (expense) benefit	(3,760)	(230)	1,622	4,682	(3,060)	(5,870)	(4,531)
Net income (loss)	$4,627	$(485)	$(11,741)	$(7,609)	$(4,132)	$9,270	$7,278
Other Data
Volume sold (000’s lbs)	231,615	186,695	180,260	110,600	69,660	147,869	114,341
Capital expenditures	$14,386	$16,995	$21,784	$17,295	$4,489	$7,299	$7,402
Balance Sheet Data
(at end of period)
Cash	$9,608	$2,173	$14,785	14,785		$2,697	$4,549
Working capital (3)	$39,058	$35,511	$32,822	32,822		$50,360	$33,131
Total assets	$600,496	$507,796	$464,918	464,918		$200,537	$185,171
Total debt	$284,933	$258,297	$216,602	216,602		$143,917	$92,637
Total shareholder’s equity	$196,494	$156,972	$157,457	157,457		$30,557	$72,786
______________________
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

OVERVIEW

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed a number of branded products including AZEK® Trim, AZEK Deck, AZEK Moulding Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, manufactures exterior residential building products such as AZEK Trim, AZEK Deck, and AZEK Moulding for the residential and commercial building market. Additionally AZEK Building Products produces Celtec and other non-fabricated products for the industrial market; and

•

Scranton Products Inc., or Scranton Products, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, EverTuff and TuffTec labels for the commercial market and Seaboard® and Flametec® and other non-fabricated products for special application industrial markets.

On April 29, 2006, we completed the acquisition of Santana Holdings Corporation, the direct parent of Santana Products, Inc. for a purchase price of $36.0 million (the “Santana Acquisition”). Santana is included in the Scranton Products operating segment.

On January 31, 2007, we completed the acquisition of Pro-Cell, LLC, which owned and operated Procell Decking Systems (“Procell”) for a purchase price of $77.3 million (“Procell Acquisition”). Procell is included in the AZEK Building Products operating segment.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc. (“Composatron”) for CAD $30.0 million (“Composatron Acquisition”). Composatron will be included in the AZEK Building Products operating segment. For further discussion, see—“Acquisitions” below.

OUR BUSINESS

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

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of December 31, 2007, our distributors were selling our products to over 2,100 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%. Over the course of 2007 we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding and decking products, as well as through the introduction of additional product lines.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our product offerings which include Comtec, Capitol, Hiny Hider, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states. Although we were able to successfully integrate the Santana Acquisition and benefit from various manufacturing synergies through integration, we experienced some erosion in our customer base in 2007. Our current focus is to regain market share within the commercial building markets, by actively engaging key dealers and productive sales representatives prior to the 2008 bid season. We are also focusing on improving our customer service experience by making improvements within our customer service departments. Our focus is also to continue to develop leading brands for 2008 including new locker designs as well as a line of fire rated partitions. We believe that these additional goals will allow us to continue our market penetration into the commercial building market.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in 2007. Throughout our 24-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Although, our annual average cost of resin decreased by approximately 11.2% from the year ended December 31, 2006 to December 31, 2007, resin prices have steadily risen from their low point in the first half of 2007. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We have not taken any significant pricing actions since we took several pricing actions late in the third quarter and early in the fourth quarter of 2005 that were used to mitigate higher resin prices. These pricing actions have not resulted in reduced volume growth in our products, on a period to period basis, through 2007. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In 2007, approximately 25% of our products were sold for new construction, 34% were for remodeling, and 22% were in the commercial building sector, with the remaining 19% sold to various industrial end markets. Over 98% and 96% of our sales in 2007 and 2006, respectively, were in the United States.

We experienced economic factors that had affected our growth in the residential building market. Sales were stronger in the first three quarters of 2007 due to the Procell Acquisition and the expansion of our AZEK sales network that was partially offset by the impact of a declining market for residential construction. These factors combined to slow AZEK trim, millwork and moulding sales as dealers and distributors worked through inventory purchased in AZEK’s successful early-buy program in the first quarter of 2007. By late second quarter, distributors and dealers had worked through their early-buy inventories causing order demand for AZEK trim, millwork and mouldings to improve. Overall, we expect to see continued moderate growth in our AZEK Building Products trim, millwork and mouldings business despite declines in the residential building market. Growth in our AZEK decking is anticipated to continue as we expand its distribution foot print and invest to increase its production capacity.

ACQUISITIONS

On February 11, 2008, we entered into a purchase and sale agreement to acquire 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for CAD $30.0 million. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4.0 million in cash. The acquisition closed on February 29, 2008. Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette. We believe the acquisition of Composatron is ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

On December 13, 2006, we entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC, which owns and operates Procell Decking Systems for a purchase price of $77.3 million. The acquisition of Procell closed on January 31, 2007. Since certain financial targets were met for the year ended December 31, 2007, the purchase price was increased up to approximately $12.3 million in cash, plus additional equity in CPG International Holdings, our parent company, valued at approximately $5.7 million. Procell was a privately held manufacturer located in Foley, Alabama, that had developed the next generation product in the synthetic decking market. Procell leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. We believe that the acquisition of Procell was key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products and that the Procell Acquisition will help us expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products. The Procell business reports as part of our AZEK Building Products business unit.

RECENT DEVELOPMENTS

On October 3, 2007, we announced the resignation of John R. Loyack, the President and Chief Executive Officer of the Company, effective October 3, 2007. We also announced the appointment of Glenn M. Fischer as our Interim Chief Executive Officer, effective the same date.

On March 10, 2008, we announced the appointment of Eric K. Jungbluth as Chief Executive Officer. Mr. Jungbluth, 47, joins the Company from HNI Corporation, where he served as an Executive Vice President and the President of The HON Company. Mr. Jungbluth joined HNI Corporation in 2003 as President of Allsteel Inc. Prior to joining Allsteel, Mr. Jungbluth held several senior roles at Moen Incorporated (a division of Fortune Brands) including Vice President of National Accounts, Vice President of Business Development, and VP/General Manager of CSI Accessories. Mr. Jungbluth also spent two years at Kirsch (a division of Newell) as Vice President of Sales, and ten years at Warner Lambert in sales, marketing, and brand management roles. Mr. Jungbluth has a BA degree from the University of Wisconsin with a major in accounting and finance. Effective April 7, 2008, Mr.

Jungbluth will replace Glenn Fischer, the Company’s Interim Chief Executive Officer prior to Mr. Jungbluth’s appointment. Glenn Fischer will continue to serve on the Company’s Board of Directors.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of CPG International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

The consolidated financial statements for the period January 1, 2005 through May 10, 2005 discussed herein include the accounts of our Predecessor, Compression Polymers Holdings LLC and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. For the purpose of these financial statements, reference to the Predecessor are references to the periods ended on or prior to May 10, 2005 and references to the Successor are references to the periods from May 11, 2005 and beyond.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2007 and December 31, 2006 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is adjusted when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial use, is 25 years. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Warranty reserves require a high level of judgment as our AZEK products have only been on the market for eight years, so we must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for this product. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at December 31, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company has determined that no impairment of goodwill or other intangibles existed at December 31, 2007 and 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$313,703	$261,790
Cost of sales	(225,436)	(193,417)
Gross margin	88,267	68,373
Selling, general and administrative expenses	(46,844)	(40,249)
Gain on sale of property	422	-
Operating income	41,845	28,124
Interest expense, net	(33,698)	(28,685)
Miscellaneous, net	240	306
Income (loss) before income taxes	8,387	(255)
Income tax (expense) benefit	(3,760)	(230)
Net income (loss)	$4,627	$(485)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.9)	(73.9)
Gross margin	28.1	26.1
Selling, general and administrative expenses	(14.9)	(15.4)
Gain on sale of property	0.1	-
Operating income	13.3	10.7
Interest expense, net	(10.7)	(11.0)
Miscellaneous—net	0.1	0.1
Income(loss) before income taxes	2.7	(0.1)
Income tax (expense) benefit	(1.2)	(0.1)
Net income (loss)	1.5%	(0.2%)

Net Sales. Net sales increased by $51.9 million, or 19.8%, to $313.7 million for the year ended December 31, 2007, from $261.8 million for the year ended December 31, 2006 primarily due to increased volumes from the Procell Acquisition. Overall, AZEK Building Products net sales increased 31.9% from December 31, 2007 compared to December 31, 2006, and Scranton Products net sales remained flat from December 31, 2007 compared to December 31, 2006. Overall, we sold 231.6 million pounds of product during the year ended December 31, 2007, which was a 24.0% increase from the 186.7 million pounds sold during the year ended December 31, 2006. Volume growth was primarily attributable to the Procell Acquisition offset by volume declines in AZEK industrial building products and Scranton Products commercial and industrial building products.

Cost of Sales. Cost of sales increased by $32.0 million, or 16.6%, to $225.4 million for the year ended December 31, 2007 from $193.4 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Procell Acquisition. We also benefited from an 11.2% reduction in average resin costs for the year ended December 31, 2007 compared to the same period in 2006, as well as from other operating cost reductions. Despite year over year reductions in resin costs, resin prices have steadily risen from their low point in the first half of 2007.

Gross Margin. Gross margin increased by $19.9 million, or 29.1%, to $88.3 million for the year ended December 31, 2007 from $68.4 million for the same period of 2006. Gross margin as a percent of net sales increased to 28.1% for the year ended December 31, 2007 from 26.1% for the same period in 2006. This increase was mainly attributable to the increase in sales volume from the Procell Acquisition and the decrease in average resin costs and operational improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.6 million, or 16.4%, to $46.8 million, or 14.9% of net sales for the year ended December 31, 2007 from $40.2 million, or 15.4% of net sales for the same period in 2006. The increase in selling, general and administrative was primarily attributable to the Procell Acquisition, including a $1.8 million increase in amortization related to the intangibles acquired in the Procell Acquisition, a $2.5 million increase in corporate costs, which includes $1.0 million in severance costs, primarily related to the departure of our former chief executive officer, additional costs related to public company requirements, as well as increased selling and marketing costs.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.1% of net sales for the year ended December 31, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $2.0 million in May 2007.

Interest Expense, net. Interest expense, net, increased by $5.0 million, or 17.5%, to $33.7 million for the year ended December 31, 2007 from $28.7 million for the same period in 2006. Interest expense was higher primarily from the addition of $33.0 million related to the Procell Acquisition, which closed on January 31, 2007.

Income Taxes. Income taxes increased by $3.5 million, or 1,534.8%, to $3.8 million for the year ended December 31, 2007 from a $0.2 million expense for the same period in 2006. Income tax expense increased primarily from the increase in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state deferred taxes are recorded.

Net Income. Net income increased by $5.1 million, to net income of $4.6 million for the year ended December 31, 2007 from a net loss of $0.5 million for the comparable period in 2006 as a result of reasons described above, particularly from the Procell Acquisition, lower average resin costs, offset by increased selling, general and administrative expenses, mainly from additional amortization on the intangible assets acquired in the Procell Acquisition, additional costs related to public company requirements and additional marketing costs related to the additional branding efforts for our decking products.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The following table summarizes certain financial information relating to the Successor and Predecessor operating results that have been derived from their consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year Ended	Year Ended	May 11, 2005 to	January 1,
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005(a)	2005	2005
Net sales	$261,790	$222,603	$140,672	$81,931
Cost of sales	(193,417)	(171,930)	(113,076)	(58,854)
Gross margin	68,373	50,673	27,596	23,077
Selling, general and administrative expenses	(40,249)	(40,775)	(18,870)	(21,905)
Operating income	28,124	9,898	8,726	1,172
Interest expense, net	(28,685)	(23,035)	(21,175)	(1,860)
Miscellaneous, net	306	(226)	158	(384)
Loss before income taxes	(255)	(13,363)	(12,291)	(1,072)
Income tax (expense) benefit	(230)	1,622	4,682	(3,060)
Net loss	$(485)	$(11,741)	$(7,609)	$(4,132)

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

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year Ended	Year Ended	May 11, 2005 to	January 1, 2005
	December 31,	December 31,	December 31,	to May 10,
	2006	2005(a)	2005	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(73.9)	(77.2)	(80.4)	(71.8)
Gross margin	26.1	22.8	19.6	28.2
Selling, general and administrative expenses	(15.4)	(18.3)	(13.4)	(26.7)
Operating income	10.7	4.4	6.2	1.4
Interest expense, net	(11.0)	(10.3)	(15.1)	(2.3)
Miscellaneous—net	0.1	(0.1)	0.1	(0.5)
(Loss) income before income taxes	(0.1)	(6.0)	(8.7)	(1.3)
Income tax benefit (expense)	(0.1)	0.7	3.3	(3.7)
Net (loss) income	(0.2%)	(5.3%)	(5.4%)	(5.0)%

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

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom products and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs and corporate related professional fees, are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$213,991	$162,198
Cost of sales	(151,984)	(118,921)
Gross margin	62,007	43,277
Selling, general and administrative expenses	(24,097)	(21,001)
Loss on sale of fixed assets	(21)	–
Operating income	$37,889	$22,276

Net Sales. Net sales increased by $51.8 million or 31.9%, to $214.0 million for the year ended December 31, 2007 from $162.2 million for the same period in 2006. Overall, we sold 181.7 million pounds of product during the year ended December 31, 2007, which was a 34.4% increase from the 135.2 million pounds sold during the comparable period in 2006. This volume increase was primarily attributable to the Procell Acquisition, offset by declines in our industrial business.

Cost of Sales. Cost of sales increased by $33.1 million, or 27.8%, to $152.0 million for the year ended December 31, 2007 from $118.9 million for the same period of 2006. The increase was primarily attributable to higher sales volume from the Procell Acquisition. We also benefited from the decrease in our average resin costs of 11.2% in the year ended December 31, 2007 compared to the same period in 2006.

Gross Margin. Gross margin increased by $18.7 million, or 43.3% to $62.0 million for the year ended December 31, 2007 from $43.3 million for the same period in 2006. This increase was primarily attributable to increased sales volume and favorable average resin costs. Gross margin as a percent of net sales was 29.0% for the year ended December 31, 2007 compared to 26.7% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 14.7% to $24.1 million, or 11.3% of sales for the year ended December 31, 2007 from $21.0 million, or 12.9% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to increased selling and marketing costs attributable to the expansion and introduction of additional product lines, and an increase of $1.8 million from the amortization of intangibles related to the Procell Acquisition.

Operating Income. Operating income increased by $15.6 million, or 70.1% to $37.9 million for the year ended December 31, 2007 from $22.3 million for the comparable period in 2006 primarily due to the Procell Acquisition and lower average resin costs.

AZEK Building Products – Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year Ended	Year Ended	May 11, 2005 to	January 1, 2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$162,198	$149,695	$91,310	$58,385
Cost of sales	(118,921)	(109,570)	(68,429)	(41,141)
Gross margin	43,277	40,125	22,881	17,244
Selling, general and administrative expenses	(21,001)	(18,109)	(11,795)	(6,314)
Operating income	$22,276	$22,016	$11,086	$10,930

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

Scranton Products – Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$99,712	$99,592
Cost of sales	(73,452)	(74,496)
Gross margin	26,260	25,096
Selling, general and administrative expenses	(12,138)	(11,206)
Gain on sale of property	443	—
Operating income	$14,565	$13,890

Net Sales. Net sales of $99.7 million for the year ended December 31, 2007 remained fairly level when compared to sales for the same period of 2006. Net sales were affected by declines in our partition lines due to difficulty surrounding the integration of product lines and shared customer bases with those from the Santana Acquisition, as well as declines in our industrial business line, only partially offset by growth in our locker systems. Overall, we sold 49.9 million pounds of product in the year ended December 31, 2007, which is a decrease of 3.0% from the 51.5 million pounds sold during the comparable period in 2006.

Cost of Sales. Cost of sales decreased by $1.0 million, or 1.4%, to $73.5 million for the year ended December 31, 2007 from $74.5 million for the same period of 2006. The decrease was primarily attributable to the decline in volumes, an 11.2% year over year decrease in average resin costs as well as merger integration savings related to the Santana Acquisition. Despite year over year declines in average resin costs, currently resin costs continue to rise.

Gross Margin. Gross margin increased by $1.2 million, or 4.6% to $26.3 million for the year ended December 31, 2007 from $25.1 million for the same period in 2006. This increase was primarily attributable to the benefit of lower average resin costs and merger integration savings related to the Santana Acquisition, partially offset by lower sales volumes. Gross margin as a percent of net sales increased to 26.3% for the year ended December 31, 2007 from 25.2% for the same period in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 8.3%, to $12.1 million, or 12.2% of sales for the year ended December 31, 2007 from $11.2 million, or 11.3% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was largely attributable to a non-recurring legal settlement of $0.5 million in June 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.4% of net sales for the year ended December 31, 2007. This transaction involved the sale of one of Scranton Product’s manufacturing facilities for net proceeds of $2.0 million in May 2007.

Operating Income. Operating income increased by $0.7 million, or 4.9% to $14.6 million for the year ended December 31, 2007 from $13.9 million for the comparable period in 2006 due to lower sales volumes offset by lower average resin costs.

Scranton Products – Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
			May 11, 2005	January 1,
	Year Ended	Year Ended	to	2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$99,592	$72,908	$49,362	$23,546
Cost of sales	(74,496)	(62,360)	(44,647)	(17,713)
Gross margin	25,096	10,548	4,715	5,833
Selling, general and administrative expenses	(11,206)	(6,409)	(4,654)	(1,755)
Operating income	$13,890	$4,139	$61	$4,078

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

Corporate Costs– The Year Ended December 31, 2007 compared to the Year Ended December 31, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(10,609)	(8,042)
Operating income	$(10,609)	$(8,042)

General and Administrative Expenses.Corporate general and administrative expenses increased by $2.6 million, or 31.9%, to $10.6 million for the year ended December 31, 2007 from $8.0 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily attributable to a $0.7 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, $1.0 million in severance costs, primarily attributable to the resignation of our former chief executive officer and approximately $1.0 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our continued development of a public company infrastructure.

Corporate Costs–The Year Ended December 31, 2006 compared to the Year Ended December 31, 2005.

The following table summarizes certain information relating to our corporate overhead costs, which include corporate payroll costs, as well as corporate-related professional fees.

Combined
Predecessor
	Successor	and Successor	Successor	Predecessor
			Period	Period
	Year Ended	Year Ended	May 11, 2005 to	January 1, 2005
	December 31,	December 31,	December 31,	to May 10,
(Dollars in thousands)	2006	2005 (a)	2005	2005
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	(8,042)	(16,257)	(2,421)	(13,836)
Operating loss	$(8,042)	$(16,257)	$(2,421)	$(13,836)

__________________

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

General and Administrative Expenses.Corporate general and administrative expenses decreased by $8.2 million, or 50.5%, to $8.0 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31,

2005. The higher level of general and administrative expenses in 2005 was primarily attributable to a one-time compensation charge in the Predecessor period of approximately $12.8 million relating to the vesting of certain restricted stock units upon the closing of the Transaction in 2005. This charge was partially offset by increases of approximately $1.2 million in professional fees such as accounting, Sarbanes-Oxley compliance preparation and legal costs, to support our preparation of a public infrastructure, $1.0 million attributable to our management fee, as well as increases from management additions made at corporate to support our growth and to meet the requirements of a public registrant.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally-generated cash flow and debt financings. We also have a senior secured revolving credit facility which provides additional liquidity to support our growth. In addition, we may also issue additional equity and/or debt to finance acquisitions in the future.

Net cash provided by operating activities was $21.3 million, $1.9 million and $35.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash provided by operating activities in the year 2007 was primarily due to higher earnings and non-cash expenses including depreciation and amortization, as well as continued improvements in receivables and accounts payables management, offset by increased levels of finished goods related to our winter buy at the end of 2007 compared to 2006. The decrease in cash provided by operating activities from 2005 to 2006 was primarily due to higher interest payments on our long-term debt, increased raw material costs, reduction in levels of payables at the end of 2006 compared to 2005 (mainly for resin purchases made at the end of 2005) and higher working capital levels to support growth. These factors were only partially offset by improved finished good inventory management.

Net cash used in investing activities was $70.6 million, $52.0 million and $234.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, cash used in investing activities of $58.2 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $14.4 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. On May 10, 2007 we also sold one of our manufacturing facilities for approximately $2.0 million. Cash used in investing activities in 2006 was primarily attributable to $35.0 million related to the Santana Acquisition completed on April 28, 2006. The majority of the remaining cash used in investing activities in 2006 related to $17.0 million of capital expenditures for the continued development of our new facility to manufacture AZEK Trim products, as well as for a company-wide accounting software upgrade that was implemented during the quarter ended September 30, 2006. In the period of May 11, 2005 to December 31, 2005, cash used in investing activities of $212.8 million related to the acquisition of the equity interests in the Predecessor in connection with the Transaction, while $17.3 million was attributable to capital expenditures for the AZEK Building Products facility. Predecessor cash used in investing activities in 2005 and 2004 related to capital expenditures of $4.5 million. We estimate that capital expenditures for 2008 will be $8.0 to $13.0 million.

Net cash provided by financing activities was $56.7 million, $37.4 million, and $211.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. On January 31, 2007 we received proceeds of $33.0 million related to the additional financing of floating rate notes as well as $34.9 million in additional capital contributions, in order to finance the Procell Acquisition. The majority of cash provided by financing activities in 2006 related to the proceeds from the $30.0 million additional financing of floating rate notes, as well as $9.0 million in proceeds from our senior secured credit facility, $5.3 of which we incurred as part of the Santana Acquisition, with the remaining proceeds used for operating activities. We also incurred an additional $1.9 million in financing costs related to the public registration and exchange offer of our Notes. Cash provided by financing activities for the year ended December 31, 2005 primarily represented proceeds from the refinancing and issuance of $65.0 million of senior floating rate notes, $150.0 million in senior fixed rate notes, $5.0 million in borrowings from our revolving credit facility and $128.4 million in capital contributions, partially offset by payments on the Predecessor’s long-term debt obligations of $142.3 million.

Floating Rate Notes and Fixed Rate Notes. In connection with the Transaction, CPG issued $215.0 million of indebtedness on May 10, 2005. On June 29, 2005, CPG priced a refinancing of the Transaction debt with the issuance of $65.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”). The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

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

The senior secured revolving credit facility imposes certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Senior Secured Credit Facility” below. As of December 31, 2007, we were in compliance with all covenants contained in our senior secured credit facility.

On February 13, 2008, the Company and its subsidiaries terminated its senior secured revolving credit facility and entered into a new senior secured revolving credit agreement. On February 29, 2008, the Company and its subsidiaries, also entered into a Term Loan and Security Agreement. For further details regarding these transactions, see “—Subsequent Financing” below.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our credit agreement:

			Year Ended
			December 31,
(	Dollars in thousands)	Covenant Amount	2007
	Senior Secured Leverage Ratio	Maximum of 1.5x	0.22x
	Senior secured indebtedness		$1,430
	Adjusted EBITDA		$63,845

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreement and indenture, for the year ended December 31, 2007, on a pro forma basis as defined by our credit agreement:

Year Ended
December 31,
2007
Net income (a)	$4,627
Interest expense, net (a)	33,698
Income tax expense	3,760
Depreciation and amortization	18,157
EBITDA	60,242
Settlement charges (b)	500
Severance costs (c)	1,009
Management fee (d)	1,733
Gain on sale of property (e)	(422)
Santana Acquisition costs (f)	13
Procell non—recurring charges (g)	60
Adjusted EBITDA	63,135
Pro forma adjustments	710
Adjusted EBITDA with pro forma adjustments	$63,845

______________

(a) Net loss and interest expense each includes the amortization of approximately $1.9 million of deferred financing costs classified as interest expense for the year ended December 31, 2007.

(b)	Represents the one-time settlement expense CPG incurred over its patent infringement settlement during the year end December 31, 2007.
(c)	Represents severance costs attributable to individuals whose positions had not been replaced.

(d)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(e)

Represents the gain CPG recorded related to the sale of one of Scranton Product’s manufacturing facilities on May 10, 2007, offset by a loss on the disposal of some machinery and equipment of approximately $22,000 at its AZEK Building Product’s facility.

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

Long-term Liquidity. At December 31, 2007, we had the availability of $38,570,000 under our revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our senior secured revolving facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Subsequent Financing. On February 13, 2008, the Company and its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Wachovia Bank, National Association, as administrative agent, and General Electric Capital Corporation, as syndication agent.  The Loan Agreement provides subsidiaries of the Company with up to $65.0 million in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in its permitted discretion.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013. Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof. The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets (excluding real property) are pledged as collateral for any borrowings under the Loan Agreement.

The Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, in certain circumstances and as defined, a minimum ratio of consolidated EBITDA to consolidated fixed charges of 1.0 to 1.0.  The Loan Agreement also imposes certain restrictions on us, and our subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness.

On February 13, 2008, concurrently with the execution of the Loan Agreement, the Company and its subsidiaries terminated its senior secured revolving credit facility. On February 13, 2008, the Company repaid the outstanding principal amount of approximately $15.1 million under its prior facility with an approximately $15.1 million draw under the Loan Agreement.

On February 29, 2008, the Company and its subsidiaries, entered into a Term Loan and Security Agreement (“Term Loan Agreement”). Subsidiaries of he Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition. The Term Loan Agreement requires the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011. Interest on the Term Loan will accrue at a rate per annum, equal to, at the option of the borrowers, either (i) base rate (prime rate) plus a spread of 4.00%, (ii) adjusted LIBOR plus a spread of 5.00%, or (iii) a combination thereof.

The Term Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, as defined, a maximum ratio of consolidated senior secured indebtedness to consolidated EBITDA of 2.5 to 1.0. The Term Loan Agreement also imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness. The Term Loan is secured by all personal and real property and fixtures of the Company and its subsidiaries, and obligations thereunder are guaranteed (or cross-guaranteed) by the Company and its subsidiaries (subject to customary exceptions with respect to foreign subsidiaries). The priority of liens on assets of the Company and its subsidiaries created pursuant to the Term Loan Agreement, on one hand, and the Loan Agreement, on the other hand, are governed by and subject to an intercreditor agreement entered into by the Company and its subsidiaries and agents for lenders under each of the Term Loan Agreement and the Loan Agreement.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2007. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond December 31, 2007 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000	$—	$—	$278,000	$—
Interest on Notes	152,281	30,340	91,021	30,920	—
Raw materials in transit	1,937	1,937	—	—	—
Capital lease obligations	15,427	2,285	4,226	2,148	6,768
Operating lease obligations	7,902	1,430	2,409	1,798	2,265
Total (a)(b)(c)	$455,547	$35,992	$97,656	$312,866	$9,033

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes and 11.4% related to our Floating Rate Notes.

(b)	As of December 31, 2007, there was a letter of credit of $1.4 million held against our senior secured revolving credit facility, which provides for borrowings of up to $40.0 million.
(c)

On February 13, 2008, the Company repaid the outstanding principal amount of approximately $15.1 million under its then existing senior secured credit facility with an approximately $15.1 million draw under the Loan Agreement. See—“Subsequent Financing” above.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.  109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved.  Of the total unrecognized tax benefits, $664,000 is carried at December 31, 2007 as a non-current liability, and $136,000 as an offset to non-current deferred tax assets.  If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial instruments, and non-financial instruments beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the years ended December 31, 2007, 2006 and 2005. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company, together with the report of the Independent registered public accounting firm thereon, are presented as part of this report on pages F-1 through F-31 under Item 15 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control of financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

On January 31, 2007, the Company acquired Pro-Cell, LLC, which owned and operated Procell Decking Systems, later rebranded as AZEK Deck. As permitted by SEC rules and regulations, management has excluded this business from its evaluation of internal controls over financial reporting as of December 31, 2007 because this business was acquired in 2007. The Company’s total consolidated net sales for the year ended December 31, 2007 was $313.7 million, of which net sales associated with the AZEK Deck operations were $56.2 million. The Company’s total consolidated assets at December 31, 2007 were $600.5 million, of which assets associated with the AZEK Deck operations were $92.2 million .

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information about our directors and executive officers.

Name	Age	Position with our Company
Glenn M. Fischer	57	Interim Chief Executive Officer and Director
Scott Harrison	35	Executive Vice President and Chief Financial Officer
Ralph Bruno	44	President, AZEK Building Products Inc.
Chris Bardasian	49	President, Scranton Products Inc.
Kevin Sloan	49	Senior Vice President, Operations
James Andersen	45	Director
Vincent A. Calarco	65	Director
Shivanandan A. Dalvie	35	Director
Brian R. Hoesterey	40	Director
James Keisling	59	Chairman of the Board
Christopher P. Mahan	41	Director
Scott B. Perper	52	Director
Vincent A. Sarni	79	Director
Julian M. Steinberg	53	Director

Glenn M. Fischer, our Interim Chief Executive Officer has served on our Board of Directors since October 2005 and will continue to do so. Mr. Fischer is currently an Operating Partner with AEA Investors LLC, which he joined in 2005. Mr. Fischer currently serves on the boards of Henry Company and Pregis Corporation. He also served as the Interim CEO of Pregis Corporation shortly after AEA Investors acquired the company from November 2005 to February 2006. From 2000 to 2005, Mr. Fischer was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety, and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as president of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning, and management roles..

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

Ralph Bruno, our President, AZEK Building Products Inc., joined us in 2001. Prior to joining us, Mr. Bruno served as a national sales manager with Trex Corp., a leading manufacturer of composite decking products, from 1991 to 2001. Mr. Bruno has been in the synthetic materials industry his entire career. He received a B.A. from Cortland (NY) State University in 1985.

Chris Bardasian, our President, Scranton Products Inc., joined us in January 2007. Chris began his professional career at Hobart Corporation in 1977 and then went to Bendix Automation and Measurement in 1981. Chris held positions within the manufacturing, information technology and sales organizations, advancing through supervisory and senior management roles. In 1992, Chris joined Alside and went on to serve as Vice President & General Manager of Alside’s UltraGuard Vinyl Fencing, Railing and Decking Division, reporting directly to Alside’s chief executive officer. His responsibilities involved managing all aspects of the business unit, including manufacturing operations, sales & marketing. In 2004 Chris joined Procell where he focused on Sales & Marketing, as the Co-President & CEO.

Kevin Sloan, our Senior Vice President, Operations, joined us in January 2007. Kevin began his professional career at The GSI Group in 1977, where he held various management positions, and in 1989 he was appointed President of Heritage Vinyl Fence. In 1996, Heritage Vinyl Fence was sold to Outdoor Technology, which is the largest vinyl fence manufacturer today. In 2003, Kevin established Procell where he focused on manufacturing operations and product development, as Co-President & CEO.

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

Brian R. Hoesterey became a director upon consummation of the Transaction. Mr. Hoesterey is a Partner with AEA Investors, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. Mr. Hoesterey graduated summa cum laude from Texas Christian University with a B.B.A. in accounting and received an M.B.A. with honors from The Harvard Business School. He is currently a director of Henry Company, Pregis Holding II Corporation, Unifrax Corporation, Houghton International and Suncoast Roofers.

James Keisling, our non-executive Chairman of the Board as of January 1, 2007, previously served as our Chief Executive Officer. Mr. Keisling has over 30 years of experience in developing and manufacturing highly-engineered synthetic replacement products for wood and metal. He joined the family business in 1971, one year after graduating from Lycoming College with a degree in accounting. Prior to that he worked with Haskins & Sells in New York, from 1970 to 1971.

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

Scott B. Perper became a director in January 2006. Mr. Perper is a Managing Partner with Wachovia Capital Partners, LLC, which he joined in 1989. Prior to joining Wachovia Capital Partners, Mr. Perper served as a Vice President in the Media & Entertainment Group of Kidder, Peabody & Company Incorporated in New York. Mr. Perper earned his undergraduate degree from Bowdoin College and an M.B.A. from The Harvard Business School. He is currently a director of American Renal Associates Inc., NuVox Communications, Inc. and several other private companies. In addition, Mr. Perper is a Trustee of Bowdoin College, the Charlotte Country Day School and the North Carolina Outward Bound School.

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

Julian M. Steinberg became a director in August 2005. Mr. Steinberg currently serves as Senior Vice President and Chief Operating Officer of Lubrizol Advances Materials, a business segment of the Lubrizol Corporation. Prior to this position, he was General Manager of Performance Coatings at Noveon, Inc. He was also Senior Vice President and General Manager of Estane® TPU, as well as Global Marketing and Business Development and General Manager of Estane® Americas. Mr. Steinberg joined Noveon in October 2001 from CompX International, a manufacturer of components for office furniture. Previous to that position, Mr. Steinberg spent twenty-two years with the BFGoodrich Company in various Business Management, Marketing and Financial roles. His last assignment at BFGoodrich was Commercial Vice President Specialty Plastics. Subsequent to that, he served as Vice President and General Manager of the TempRite® CPVC division. Mr. Steinberg has served on the Board of Directors for the Society of Plastics Industries and the Plastic Pipe and Fittings Association. He has a Bachelor’s and M.B.A. from Washington University.

On March 10, 2008, we announced the appointment of Eric K. Jungbluth as Chief Executive Officer. Mr. Jungbluth, 47, joins the Company from HNI Corporation, where he served as an Executive Vice President and the President of The HON Company. Mr. Jungbluth joined HNI Corporation in 2003 as President of Allsteel Inc. Prior to joining Allsteel, Mr. Jungbluth held several senior roles at Moen Incorporated (a division of Fortune Brands) including Vice President of National Accounts, Vice President of Business Development, and VP/General Manager of CSI Accessories. Mr. Jungbluth also spent two years at Kirsch (a division of Newell) as Vice President of Sales, and ten years at Warner Lambert in sales, marketing, and brand management roles. Mr. Jungbluth has a BA degree from the University of Wisconsin with a major in accounting and finance. Effective April 7, 2008, Mr.

Jungbluth will replace Glenn Fischer, the Company’s Interim Chief Executive Officer prior to Mr. Jungbluth’s appointment. Glenn Fischer will continue to serve on the Company’s Board of Directors.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. The members of the audit committee are Brian Hoesterey, Chairman, Scott Perper and Vincent Sarni. Mr. Sarni qualifies as our “audit committee financial expert” within the meaning of regulations adopted by the SEC. The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions.

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

Code of Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct & Ethics. The Code of Business Conduct & Ethics is available on our website at www.cpgint.com/html/conduct.html. In the event that we amend or waive certain provisions of the Code of Business Conduct & Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website at www.cpgint.com/html/conduct.html .

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosure set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Since May 2005, we have been privately owned and controlled by three private equity firms. Together these firms own 90 percent, while management owns 10 percent of our parent company CPG International Holdings LP (“Holdings”). The typical private equity firm makes an investment in a company and then oversees and nurtures the investment. The overriding objective of our owners and management is to increase the economic value and size of the company during the period of ownership to assist the company in achieving its owners’ goals. As a result, our compensation philosophy is designed to directly support achieving those goals and objectives. Our named executive officers during 2007 were John R. Loyack, our former President and Chief Executive Officer, Glenn M. Fischer, our Interim Chief Executive Officer, Scott Harrison our Executive Vice President and Chief Financial Officer, Ralph Bruno our President of AZEK Building Products Inc., Chris Bardasian, our President of Scranton Products Inc. and Mr. Kevin Sloan, Senior Vice President, Operations. Mr. Loyack resigned on October 3, 2007 and concurrently Glenn M. Fischer was named as our Interim Chief Executive Officer. Mr. Fischer did not enter into an employment agreement with the Company and did not receive any compensation from the Company for his service as Interim Chief Executive Officer. On March 10, 2008, we announced the appointment of Eric K.

Jungbluth as Chief Executive Officer. Mr. Jungbluth joins the Company on April 7, 2008. Mr. Fischer will continue to serve on our Board of Directors.

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

Due to the nature of our ownership, the members of the compensation committee hold significant ownership positions in the business. Therefore, they are not independent directors under the Securities and Exchange Commission rules. The compensation committee met five times in 2007.

Role of Compensation Experts. The compensation committee is authorized at the expense of the company to obtain surveys, reports on the design and implementation of compensation programs for directors, executives and employees, and any other data or documentation necessary for the compensation committee to carry out its responsibilities. However, due to the nature of our ownership and the fact that our executive officers are covered by arms-length, negotiated employment agreements, the compensation committee has not used such experts in the determination of executive compensation in 2007. An employment agreement typically reflects our judgment regarding an executive’s impact on the business and our subjective assessment of the relative importance of this executive to the overall success of the business. Although these employment agreements require us to pay severance if an executive officer is terminated under certain circumstances and limits, to some extent, the flexibility to adjust the compensation paid to the officer, we believe we derive substantial value from these arrangements from having non-compete agreements with these executive officers.

Role of Executive Officers in the Compensation Process. Our Chief Executive Officer is actively involved in providing recommendations to the compensation committee in its evaluation and design of the compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers other than himself. Our Chief Executive Officer relied on his personal experience serving in the capacity of an executive officer for a public company as well as publicly available compensation information. Mr. Loyack played an active role in the evaluation, design or administration of 2007 executive officer compensation programs through October 2007. Mr. Fischer actively served in this role as Interim Chief Executive Officer and Mr. Jungbluth will serve an active role in the evaluation, design and administration of officer compensation once he assumes the role of Chief Executive Officer on April 7, 2008.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract executives with true entrepreneurial spirit and strong ability to manage a rapidly growing business. The compensation strategy is focused on aligning our executives with the long-term business strategy of creating a profitable, high growth building products company with market leading brands. As such, a significant amount of our executive compensation is in the form of equity incentives in Holdings and annual cash incentive awards. It has been our view that compensation for executives and key managers should consist of the following components:

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

The following provides an overview of each compensation component:

Base Salaries. We believe that salaries are an essential element of a competitive compensation program to attract and retain qualified executives. Our executive officers are covered by employment agreements, and as such, we pay compensation initially in accordance with the term of the agreement and thereafter based upon our assessment of their relative responsibilities, performance and contribution to creating value for our owners.

Annual Cash Incentive Awards. We believe the payment of annual cash incentives based upon specific performance criteria is consistent with our goal of creating alignment between our executives and the goals of our owners. The 2007 cash incentive award was focused on both corporate and business unit EBITDA goals set by the compensation committee. The 2007 consolidated EBITDA target was $71.6 million, with $58.5 million attributable to the AZEK Building Products business unit and $22.6 million attributable to the Scranton Products business unit. In addition, the 2007 incentive award program included the following personal performance targets:

• meeting certain business unit sales growth targets;

• expansion of our business into new geographies;

• successful integration of our recent Procell acquisition;

• successful introductions of new products;

• other accomplishments critical to our business strategy.

The 2007 bonus payable to each Named Executive was determinable, in part, on our EBITDA or our divisions’ EBITDA and, in part, on individualized performance goals, except for Mr. Bardasian and Mr. Sloan., whose bonuses were negotiated under the Procell Acquisition as a percentage of Procell’s sales. The proportion based on EBITDA and individualized performance goals was 65%-35%, 65%-35%, 50%-50%, for each of Messrs. Loyack, Harrison and Bruno, respectively.

Equity Ownership. We believe the most critical component of compensation for an entrepreneurial business such as ours is appropriate long-term equity incentives. We believe that long-term equity ownership directly aligns the interests of management with our other equity owners. All of our executive officers own an equity interest in Holdings.

Beginning in 2005, Holdings established an equity compensation program for executive officers and other key managers under which officers and key managers are awarded the right to purchase limited partnership units in Holdings. These equity interests in Holdings are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the executive officer or key manager when the sale or exit transaction is completed. In 2007, Mr. Harrison purchased an additional 400 units and Mr. Bruno purchased 100 units. The employees choose to buy the units offered at their then fair market value, payable immediately. Mr. Bardasian and Mr. Sloan were not offered Class B Units in 2007 due to their significant Class A Unit ownership upon completion of the Procell Acquisition. For further detail regarding Messrs. Bardasian and Sloan’s ownership, please see – “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below. In addition, Mr. Jungbluth will be purchasing 3,000 B Units and an undetermined number of Class A Units within 30 days of his employment agreement, dated March 3, 2008.

As part of Mr. Loyack’s Separation Agreement described below, Holdings exercised its right to redeem and purchase for cash 2,500 Class B Units held by Mr. Loyack for an aggregate purchase price of $194,465. Mr. Loyack continues to hold 500 Class B Units.

The following table sets forth information regarding compensation earned during 2007 by our former President and Chief Executive Officer, Interim Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers serving on December 31, 2007 (the “Named Executives”):

					Non—Equity
				Class B	Incentive Plan	All Other
Name and Principal				Partnership	Compensation	Compensation
Position	Year	Salary	Bonus(1)	Units ($) (2)	(3)	(4)	Total
John R. Loyack
Former President and Chief Executive Officer (5)	2007	400,000	—	—	281,000	13,072	694,072
	2006	300,000	96,250	—	—	14,620	410,870
Glenn M. Fischer
Interim Chief Executive Officer	2007	—	—	—	—	—	—
Scott Harrison
Executive Vice President and Chief Financial Officer	2007	193,000	29,000	—	21,750	4,834	248,584
	2006	159,176	37,500	—	—	—	196,676
Ralph Bruno
President, AZEK Building Products	2007	250,000	20,875	—	23,484	5,970	300,329
	2006	228,638	40,000	—	—	3,349	271,987
Chris Bardasian
President, Scranton Products (6)	2007	250,000	—	—	56,250	500,000	806,250
	2006	—	—	—	—	—	—
Kevin Sloan
Senior Vice President, Operations(6)	2007	250,000	—	—	56,250	500,000	806,250
	2006	—	—	—	—	—	—

___________________________________

(1)	Represents only the individualized performance component of the 2007, 2006 and 2005 bonus.
(2)

Represents the amount of compensation recognized in 2007, as would be reflected in the financial statements of Holdings, in accordance with FAS 123R, with respect to purchases of Class B limited partnership units for their fair market value of $10.00 per unit. For further detail regarding the vesting of Class B units, please see Footnote 1 of the “Outstanding Equity Awards” table below.

(3)

Represents only the EBITDA component of the 2007 bonus except for Messrs. Bardasian and Sloan whose bonuses were based on sales thresholds obtained on the AZEK Deck product line. These bonuses were part of their negotiated compensation in connection with the Procell Acquisition.

(4)

Amounts reflect: (i) matching contributions to our 401(k) defined contribution retirement plan for 2007 which were made in the amounts of $5,271, $4,834 and $5,970 on behalf of each of Messrs Loyack, Harrison and Bruno, respectively and (ii) $7,801 in insurance reimbursements to Mr. Loyack. In 2006 amounts reflect (i) matching contributions to our 401(k) defined contribution retirement plan for 2005 which were made in 2006 in the amounts of $3,349 on behalf of Mr. Bruno, and (ii) $14,620 in insurance reimbursements to Mr. Loyack. In connection with the closing of the Procell Acquisition in 2007, Messrs. Bardasian and Sloan received transaction bonuses totaling $500,000 each, paid for by the former stockholders of Procell Decking Systems, Inc.

(5)	Mr. Loyack served as our Chief Executive Officer until October 3, 2007. Concurrently, Mr. Glenn Fischer was named Interim Chief Executive Officer for the remainder of 2007.
(6)	Mr. Bardasian and Mr. Sloan became employees of the Company on February 1, 2007, upon the closing of the Procell Acquisition.

2007 GRANTS OF PLAN BASED AWARDS
						Grant
		Estimated Future Payouts Under Non-Equity				Date Fair
		Incentive Plan Awards (2)				Value of
					Class B	Class
					Partnership	B
					Units	Partnership
	Grant Date	Threshold	Target	Maximum	(Number of	Units
Name and Principal Position	(1)	($) (2)	($) (2)	($) (2)	Units) (#) (3)	(4)
John R. Loyack
Former President and Chief Executive Officer (5)	_____	281,250	375,000	515,625	—	—

Glenn M. Fischer
Interim Chief Executive Officer	—	—	—	—	—	—

Scott Harrison	_____	83,250	111,000	152,625	—	—
Executive Vice President and Chief Financial Officer	2/1/07	—	—	—	133	1,330
	7/1/07	—	—	—	133	1,330
	12/1/07	—	—	—	134	1,340
Ralph Bruno	_____	62,625	167,000	229,625	—	—
President, AZEK Building Products, Inc.	1/1/07				100	1,000

Chris Bardasian	_____	25,000	75,000	100,000	—	—
President, Scranton Products

Kevin Sloan	_____	25,000	75,000	100,000	—	—
Senior Vice President, Operations

_________________________________________

(1)	These are the grant dates for equity based awards. Non-equity incentive plan awards for 2007 were determined in the beginning of 2008.
(2)

Represents only the EBITDA component of the 2007 bonus. For Mr. Bruno, a portion of his 2007 bonus was determinable based solely on the EBITDA of AZEK Building Products. For Mr. Bardasian and Mr. Sloan, 2007 bonuses were based on sales thresholds obtained on the AZEK Deck product line.

(3)	Class B limited partnership units purchased during 2006 and on January 1, 2007 for $10.00 per unit.
(4)

Represents the aggregate grant date fair value for the Class B limited partnership units purchased by our Named Executives, as would be reflected in the financial statements of Holdings, in accordance with FAS 123R, for their then fair market value of $10.00 per unit.

(5)	Mr. Loyack served as our President and Chief Executive Officer until October 3, 2007. Concurrently, Mr. Glenn Fischer was named Interim Chief Executive Officer for the remainder of 2007.

Employment Arrangements

Compensation payable to the Named Executives is determined primarily by the terms of their individually negotiated employment agreements.

Mr.  Ralph Bruno

We have entered into an employment agreement with Mr. Ralph Bruno, President, AZEK Building Products Inc. Mr. Bruno’s current base salary is $250,000. Mr. Bruno is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, if Mr. Bruno’s employment is terminated by us without cause or if Mr. Bruno terminates his employment for good reason, (i) Mr. Bruno would be entitled to continuation of his then base salary for one year from the date of termination, (ii) all accrued but unpaid amounts payable to Mr. Bruno under his employment agreement and any bonus, incentive or other plan and (iii) in general, an additional 25% of Mr. Bruno’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Bruno has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr.  Scott Harrison

We have entered into an employment agreement with Mr. Scott Harrison, Executive Vice President and Chief Financial Officer. Mr. Harrison’s current base salary is $235,000. Mr. Harrison is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. In addition, in the event Mr. Harrison’s employment is terminated by us without cause, (i) Mr. Harrison would be entitled to a lump sum payment equal to his then base salary plus any bonus accrued to the date of termination and (ii) in general, an additional 25% of Mr. Harrison’s Class B limited partnership units in Holdings which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. Mr. Harrison has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr.  Christopher Bardasian

We have entered into an employment agreement with Mr. Christopher Bardasian, President, Scranton Products Inc. Mr. Bardasian’s current base salary is $250,000 and he is eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. If Mr. Bardasian should terminate his employment, Mr. Bardasian’s compensation and other benefits shall terminate on the date of termination. If Mr. Bardasian’s employment is terminated by us without cause or by him for good reason, Mr. Bardasian would be entitled to continuation of then current base salary, for one year from the date of termination plus any bonus accrued to the date of termination. Mr. Bardasian has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr.  Kevin Sloan

We have entered into an employment agreement with Mr. Kevin Sloan, Senior Vice President, Operations. Mr. Sloan’s current base salary is $250,000 and he is eligible to receive an annual cash bonus eligible to receive an annual cash bonus based upon our company’s performance and individualized performance goals. If Mr. Sloan should terminate his employment, Mr. Sloan’s compensation and other benefits shall terminate on the date of termination. If Mr. Sloan’s employment is terminated by us without cause or by him for good reason, Mr. Sloan would be entitled to continuation of his then current base salary, for one year from the date of termination plus any bonus accrued to the date of termination. Mr. Sloan has entered into an agreement that contains standard non-competition, non-solicitation and confidentiality covenants.

Mr. Eric Jungbluth

In March 2008, we entered into an employment agreement with Mr. Jungbluth for a 3 year term.  His annual base salary is $400,000.  He is receiving a one-time signing bonus of $100,000. He is eligible to receive an annual bonus of up to 100% of his annual base salary based upon the Company’s achievement of budgeted performance goals.  He is also eligible to receive an additional bonus if in the next 36 months the Company is sold to a strategic buyer.  Within 30 days, Mr. Jungbluth will be purchasing 3,000 B Units and an undetermined number of Class A Units of CPG International Holdings LP, the Company’s parent within 30 days of his employment agreement.  If we terminate Mr. Jungbluth's employment without cause or he resigns his employment for good reason, the Company would be required to pay Mr. Jungbluth his base annual salary until the eighteen month anniversary of the termination date and a pro rata annual bonus for the year of termination, provided Mr. Jungbluth executes a release in favor of the us and he does not violate a non-competition agreement with the us. In addition, 25% of Mr. Jungbluth’s Class B limited partnership units in Holdings which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value.

Mr.  John R. Loyack

On November 5, 2007, subsidiaries of the Company, together with its parent company, Holdings, entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Loyack. The Separation Agreement provided Mr. Loyack with a severance benefit equal to his base salary effective immediately preceding the October 3, 2007 through December 31, 2008 ($100,000 being payable with respect to the remainder of the 2007 calendar year at such times and in such amounts as would have been paid in accordance with the Company’s normal payroll procedures and $400,000 being payable in a lump sum on the first regular payroll date in 2008). The Separation Agreement provides that Mr. Loyack will receive an amount equal to $281,000 in respect of his 2007 annual bonus, payable in a lump sum on the first regular payroll date in 2008. From the Separation Date through December 31, 2008, the Company will provide Mr. Loyack with the right to continue to participate in the Company’s group medical, vision and dental insurance plans and the Company will continue to pay the normal monthly employer’s share of the premium payments for the medical plans while Mr. Loyack is a participant. As part of Mr. Loyack’s Separation Agreement, Holdings exercised its right to redeem and purchase for cash 2,500 Class B Units held by Mr. Loyack for an aggregate purchase price of $194,465.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Class B Limited Partnership Units
	Number of Units Subject to	Market Value of Units
	Repurchase at the Lower of	Subject to Repurchase at
	Cost and Fair Market	the Lower of Cost and Fair
Name and Principal Position	Value (#) (1)	Market Value ($)

John R. Loyack
President and Chief Executive Officer (2)	250	2,500
Glenn M. Fischer
Interim Chief Executive Officer	–	–
Scott Harrison
Chief Financial Officer	717	7,170
Ralph Bruno
President, AZEK Building Products Inc.	750	7,500
Chris Bardasian
President, Scranton Products Inc.	–	–
Kevin Sloan
Senior Vice President, Operations	–	–

_________________

(1)

All of the Class B limited partnership units sold to management are generally subject to repurchase by Holdings at the lower of cost and fair market value upon termination of employment during the first twelve months following their purchase. Thereafter, generally, 75% of such Class B limited partnership units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second twelve months following their purchase, 50% during the third twelve months and 25% during the fourth twelve months. Interests which are not repurchasable for such amounts are nonetheless repurchasable by Holdings upon termination of employment for their then fair market value.

(2)

Mr. Loyack served as our Chief Executive Officer until October 3, 2007. As part of Mr. Loyack’s Separation Agreement, Holdings exercised its right to redeem and purchase for cash 2,500 Class B Units held by Mr. Loyack for an aggregate purchase price of $194,465.

CLASS B UNITS VESTED
	Class B Limited Partnership Units
	Number of Units Subject to
	Subject to Repurchase at the Lower of
	At Fair Market	Value Realized
Name and Principal Position	Value (#)	on Vesting ($)

John R. Loyack
President and Chief Executive Officer (2)	250	44,866
Glenn M. Fischer
Interim Chief Executive Officer	–	–
Scott Harrison
Executive Vice President and Chief Financial Officer	283	50,789
Ralph Bruno
President, AZEK Building Products Inc.	700	125,626
Chris Bardasian
President, Scranton Products Inc.	–	–
Kevin Sloan
Senior Vice President, Operations	–	–

_____

(1)	Mr. Loyack served as our Chief Executive Officer until October 3, 2007.

Payments upon Termination and Change in Control

Mr. Eric Jungbluth. If Mr. Jungbluth's employment is terminated by us without cause or he resigns his employment for good reason, the Company would be required to pay Mr. Jungbluth his base annual salary, currently $400,000 until the eighteen month anniversary of the termination date and a pro rata annual bonus for the year of termination, provided Mr. Jungbluth executes a release in favor of the us and he does not violate a non-competition agreement with the us.

Mr.  Scott Harrison. If Mr. Harrison’s employment is terminated by us without cause , Mr. Harrison would be entitled to a lump sum payment equal to his current base salary, $235,000, plus any accrued but unpaid amounts payable to Mr. Harrison under his employment agreement and any bonus, incentive or other plan and (ii) in general, an additional 25% of Mr. Harrison’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. If Mr. Harrison is terminated for cause, Holdings will be entitled to redeem all of Mr. Harrison’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

Mr.  Ralph Bruno. If Mr. Bruno’s employment is terminated by us without cause or if Mr. Bruno terminates his employment for good reason, (i) Mr. Bruno would be entitled to continuation of his current base salary, $250,000, for one year from the date of termination, (ii) all accrued but unpaid amounts payable to Mr. Bruno under his employment agreement and any bonus, incentive or other planand (iii) in general, an additional 25% of Mr. Bruno’s Class B limited partnership units in Holdings, which would otherwise become repurchasable by Holdings upon termination of employment at the lower of cost and fair market value, would become subject to repurchase by Holdings at fair market value. If Mr. Bruno is terminated for cause, Holdings will be entitled to redeem all of Mr. Bruno’s Class B limited partnership units at the lower of cost and the fair market value of the Class B limited partnership units on the date of termination.

Mr. Christopher Bardasian. If Mr. Bardasian should terminate his employment, Mr. Bardasian’s compensation and other benefits shall terminate on the date of termination. If Mr. Bardasian’s employment is terminated by us without cause or by him for good reason, (i) Mr. Bardasian would be entitled to continuation of his current base salary, $250,000, for one year from the date of termination.

Mr. Kevin Sloan. If Mr. Sloan should terminate his employment, Mr. Sloan’s compensation and other benefits shall terminate on the date of termination. If Mr. Sloan’s employment is terminated by us without cause or by him for good reason, (i) Mr. Sloan would be entitled to continuation of his current base salary, $250,000, for one year from the date of termination.

Mr. John Loyack. On November 5, 2007, subsidiaries of the Company, together with its parent company, Holdings, entered into a Separation Agreement and Release (“Separation Agreement”) with Mr. Loyack. The Separation Agreement provided Mr. Loyack with a severance benefit equal to his base salary effective immediately preceding the October 3, 2007 through December 31, 2008 ($100,000 being payable with respect to the remainder of the 2007 calendar year at such times and in such amounts as would have been paid in accordance with the Company’s normal payroll procedures and $400,000 being payable in a lump sum on the first regular payroll date in 2008). The Separation Agreement provides that Mr. Loyack will receive an amount equal to $281,000 in respect of his 2007 annual bonus, payable in a lump sum on the first regular payroll date in 2008. From the Separation Date through December 31, 2008, the Company will provide Mr. Loyack with the right to continue to participate in the Company’s group medical, vision and dental insurance plans and the Company will continue to pay the normal monthly employer’s share of the premium payments for the medical plans while Mr. Loyack is a participant.

Director Compensation. Our Directors have not received any annual cash compensation in 2007 or 2006. However, in 2006 our Directors purchased Class B Units from the Company. No Class B Units were purchased by directors in 2007. The following table reflects total Class B Units purchased by our directors in 2006 as follows:

DIRECTOR COMPENSATION
Name	Class B Limited Partnership Units ($) (1)	Total ($)
Vincent A. Calarco	2,500	2,500
Julian M. Steinberg	2,500	2,500
Vincent A. Sarni	3,500	3,500

___________

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

	Number of
	Class A Units		Number of Class B	Percent of
	Beneficially	Percent of Class A	Units Beneficially	Class B
Name of Beneficial Owner:	Owned(1)	Units Outstanding	Owned(1)(2)	Units Outstanding
AEA Investors(3)	75,019	68.9%	—	—
Wachovia Capital Partners 2005, LLC(4)	16,126	14.8%	—	—
KF Equities(5)	6,272	5.8%	—	—
Clearview/CP/Vycom Acquisition, LLC(6)	5,006	4.6%	—	—
AEA Mezzanine (7)	1,146	1.0%	—	—
James Keisling(8)	6,272	5.76%	2,000	20.9%
John R. Loyack	—	*	500	5.2%
Ralph Bruno	731	*	1,350	15.1%
Chris Bardasian	553	*	—	—
Kevin Sloan	553	*	—	—
Scott Harrison	240	*	1,000	10.4%
James Andersen(9)	—	*	—	—
Vincent A. Calarco(10)	—	*	250	2.6%
Shivanandan A. Dalvie(11)	—	*	—	—
Glenn M. Fischer(11)	—	*	—	—
Brian R. Hoesterey(11)	—	*	—	—
Christopher P. Mahan(11)	—	*	—	—
Scott B. Perper(11) (12)	—	*	—	—
Vincent A. Sarni(10)	—	*	350	3.7%
Julian M. Steinberg(10)	219	*	250	2.6%
All directors and executive officers as a group (15 persons)	8,568	7.9%	5,700	59.5%

_________________________

*	Represents beneficial ownership of less than 1%.

(1)	As used in this table, each person or entity with the power to vote or direct the disposition of units is deemed to be a beneficial owner.
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

AEA Investors

Upon consummation of the Transaction, we entered into a management agreement with AEA Investors relating to the provision of advisory and consulting services. AEA Investors agreed not to charge a fee for the first year following the Transaction, but commencing as of May 1, 2006, AEA Investors receives a $1.5 million annual fee, subject to the limitations under our bank facility covenants. In addition, in consideration of services performed in connection with the Santana Acquisition and the related financings, we paid a $0.4 million fee to AEA Investors upon the closing of the Santana Acquisition, and in consideration of services performed in connection with the Procell Acquisition and the related financings, we paid a $1.0 million fee to AEA Investors upon closing of the Procell Acquisition. We believe that the management agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

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

Board of Directors

The company’s board of directors consists of ten members, which includes seven members (Messrs. Calarco, Dalvie, Fischer, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Perper) who is a representative of Wachovia Capital, one member (Mr. Andersen) who is a representative of Clearview, and James Keisling, our non-executive Chairman of the Board.

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

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in Holdings. Total lease payments for year ended December 31, 2007 were approximately $464,000.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $802,000 for the year ended December 31, 2007.

Director Independence

As a privately held corporation, whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. Further, even if we had securities listed on a national securities exchange, because AEA Investors owns more than 50% of the outstanding equity of the Parent, and Parent owns all of our common stock, we would be deemed a “controlled company” under the rules of either the New York Stock Exchange or Nasdaq and, therefore, would be exempt from the requirements to have a majority of independent directors or compensation and nominating committees consisting entirely of independent directors. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have three directors who would be considered independent within the definitions of either the New York Stock Exchange or NASDAQ: Messrs. Calarco, Sarni (audit committee member) and Steinberg. Mr. Fischer, our Interim Chief Executive Officer, is not an independent director because of his position as an executive officer and as an operating director of AEA Investors, and Mr. Keisling, our Chairman of the Board, is not an independent director because of his ownership, directly or indirectly, of a significant amount of equity interests in the Parent. Our remaining directors are not independent because of their affiliations with private equity funds that hold approximately 5% or more of the equity interests in the Parent: Messrs. Dalvie, Hoesterey (audit committee member) and Mahan are partners of AEA Investors; Mr. Andersen is the managing partner and co-founder of Clearview; and Mr. Perper (audit committee member) is a managing partner with Wachovia Capital.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that year were $507,185 and $485,255, respectively.

Aggregate Audit-Related Fees

The aggregate fees billed by Deloitte & Touche for professional services rendered for the Company for the year ended December 31, 2007 and 2006 were $90,825 and $438,340, respectively. Audit-related fees include reviews of and required procedures related to other 1933 and 1934 Act filings and registration statements (Forms 8-K, S-1, S-4) and related consents and comfort letters and employee benefit plans.

Tax Fees

The aggregate fees billed by Deloitte & Touche for professional tax services rendered for the Company for the year ended December 31, 2007 and 2006 were $280,051 and $221,423, respectively. Professional tax services include tax compliance, tax planning and related tax services.

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

For 2007, the Audit Committee discussed the non-audit services with Deloitte and Touche LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Deloitte and Touche LLP was compatible with maintaining their independence.

Item 15.	Exhibits.

(a)	The following documents are filed as part of this report:
(i)	Financial Statements

(b)	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
Polymers Holdings LLC, Compression Polymers Holding II Corporation, Vycom Corp.,
Compression Polymers Corp. and CPCapitol Acquisition Corp. and North Keyser Partners,
(filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on May 12, 2006 (the
“Form S-4”) and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among
Compression Polymers Holdings LLC, Compression Polymers Holding II Corporation,
Compression Polymers Corp., Vycom Corp. and CPCapitol Acquisition Corp. (filed as
Exhibit 2.2 to the Form S-4 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and
Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).
2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG International
I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 13, 2006 (the
“December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International
Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).

2.6*	Share Purchase Agreement, dated as of February 11, 2008, by and among AZEK Canada, as Buyer, and John Scrymgeour, Cheryl Scrymgeour, Paolo Baldassarra, Mary Baldassarra, Kurt
Gowman, Donna Gowman, Janet Pratt, Knox & Company International, Inc. and Creative
Composite Products Inc. as Sellers
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as Compression
Polymers Holding II Corporation) (filed as Exhibit 3.3 to the Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International Inc. to the
(formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a)
Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers Holding II
Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding Corporation, page
Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as
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
therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).

10.6	Amended and Restated Employment Agreement, as of January 1, 2006, among Compression
Polymers Holding Corporation, Compression Polymers Corp., Vycom Corp. and John
Loyack (filed as Exhibit 10.5 to the Form S-4 and incorporated herein by reference).

10.7	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.9	Employment Agreement, as of October 4, 2005, among Compression Polymers Holding
Corporation, Compression Polymers Corp., Vycom Corp. and Scott Harrison (filed as
Exhibit 10.8 to the Form S-4 and incorporated herein by reference).
10.10	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).
10.11	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 the Form S-4 and incorporated herein by reference).
10.12	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.13*	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
AZEK Building Products Inc. and Procell Decking Inc., as borrowers, CPG International Inc.,
CPG International I Inc., Santana Products Inc., CPG Sub I Corporation, Vycom Corp. and Sanatec
Sub I Corporation, as guarantors the lenders identified on thepages thereto and
Wachovia Bank, National Association, as administrative agent, and General Electric Capital Corporation, as syndication agent.
10.14*	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG
International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent.
10.15*	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,
Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the
pages thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital
Markets, LLC, as lead arranger and lead bookrunner.
10.16*	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack.

10.17*	Employment agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Eric Jungbluth.
10.18*	Non-Compete Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Eric Jungbluth.
10.19*	Employment Agreement, dated as of January 31,2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Christopher Bardasian.
10.20*	Employment Agreement, dated as of January 31,2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Kevin Sloan.
21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Interim Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

CPG International Inc.

And Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and periods May 11 to December 31, 2005 and January 1 to May 10, 2005	F-4

Consolidated Statements of Shareholder’s Equity for the year ended December 31, 2007 and December 31, 2006 and periods May 11 to December 31, 2005 and January 1 to May 10, 2005	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and December 31, 2006 and periods May 11 to December 31, 2005 and January 1 to May 10, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

CPG International

Scranton, PA

We have audited the accompanying consolidated balance sheets of CPG International, Inc. and subsidiaries (the “Successor”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholder’s equity, and cash flows of the Successor for the years ended December 31, 2007 and 2006 and for the period May 11, 2005 to December 31, 2005 and of Compression Polymers Holdings LLC (the “Predecessor”) for the period January 1, 2005 to May 10, 2005 (collectively, the “Companies”). These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CPG International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and for the period May 11, 2005 to December 31, 2005, and of Compression Polymers Holdings LLC’s operations and cash flows for the period January 1, 2005 to May 10, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP

Philadelphia, PA

March 28, 2008

CPG International Inc.

And Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and December 31, 2006

(dollars in thousands)

	December 31,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash	$9,608	$2,173
Receivables:
Trade, less allowance for doubtful accounts of $1,470 and $997 in 2007 and 2006, respectively	30,712	29,325
Inventories	52,391	45,493
Deferred income taxes—current	8,321	9,192
Prepaid expenses and other	9,314	6,441
Total current assets	110,346	92,624
Property and equipment—net	92,693	79,935
Goodwill	288,084	232,749
Intangible assets —net	100,115	92,408
Deferred financing costs—net	8,605	10,080
Other assets	653	—
Total assets	$600,496	$507,796

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$27,474	$25,680
Current portion of capital lease	1,415	647
Current portion of long-term debt obligations	—	9,508
Accrued interest	15,696	13,887
Accrued costs – Procell Acquisition	18,066	—
Accrued expenses	8,637	7,391
Total current liabilities	71,288	57,113
Deferred income taxes	45,425	43,715
Capital lease obligation—less current portion	5,411	3,010
Long-term debt—less current portion	278,107	245,132
Accrued warranty	3,107	1,854
Other liabilities	664	—
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	199,961	165,066
Retained deficit	(3,467)	(8,094)
Total shareholder’s equity	196,494	156,972
Total liabilities and shareholder’s equity	$600,496	$507,796

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Operations

December 31, 2007, 2006 and

Periods May 11 to December 31, 2005 and January 1 to May 10, 2005

(dollars in thousands)

	Successor			Predecessor
			Period	Period
			May 11,	January 1,
			2005	2005
	Year Ended	Year Ended	to	to
	December 31,	December 31,	December 31,	May 10,
	2007	2006	2005	2005
Net sales	$313,703	$261,790	$140,672	$81,931
Cost of sales	(225,436)	(193,417)	(113,076)	(58,854)
Gross margin	88,267	68,373	27,596	23,077
Selling, general and administrative expenses	(46,844)	(40,249)	(18,870)	(21,905)
Gain on sale of property	422	—	—	—
Operating income	41,845	28,124	8,726	1,172

Other income (expenses):
Interest expense	(34,445)	(28,897)	(21,293)	(1,906)
Interest income	747	212	118	46
Miscellaneous – net	240	306	158	(384)
Total other expenses-net	(33,458)	(28,379)	(21,017)	(2,244)

Income (loss) before income taxes	8,387	(255)	(12,291)	(1,072)
Income tax (expense) benefit	(3,760)	(230)	4,682	(3,060)
Net income (loss)	$4,627	$(485)	$(7,609)	$(4,132)

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2007, 2006 and

Periods May 11 to December 31, 2005 and January 1 to May 10, 2005

(dollars in thousands)

							Accumulated
							Other
					Additional		Comprehensive
					Paid - in	Deferred	Income
	Common Units		Preferred Units		Capital	Compensation	(Loss)		Total
	Units	.01 Par	Units	No Par				Retained	Shareholder’s
Predecessor	Outstanding	Value	Outstanding	Value				Earnings	Equity
Balance – January 1, 2005	61	$—	968	$—	$28,700	(945)	$757	$2,045	$30,557
Derivative income, net of deferred tax expense of $80	—	—	—	—	—	—	129	—	129
Realized derivative income	—	—	—	—	—	—	(886)	—	(886)
Net loss	—	—	—	—	—	—	—	(4,132)	(4,132)
Comprehensive loss	—	—	—	—	—	—	—	—	(4.889)
Compensation expense recorded on vested restricted units	—	—	—	—	12,800	—	—	—	12,800
Market value adjustment to restricted common units	—	—	—	—	176	(143)	—	—	33
Balance – May 10, 2005	61	$—	968	$—	$41,676	$(1,088)	$—	$(2,087)	$38,501

				Accumulated
	Common Units		Additional	Other	Retained	Total
	Shares	No Par	Paid—in	Comprehensive	Earnings	Shareholder’s
Successor	Outstanding	Value	Capital	Income	/(Deficit)	Equity
Balance – May 11, 2005	—	$—	$—	$—	$—	$—
Initial capital contribution-Transaction	10	—	165,000	—	—	165,000
Additional paid-in capital	—	—	66	—	—	66
Net loss and comprehensive loss	—	—	—	—	(7,609)	(7,609)
Balance – December 31, 2005	10	$—	$165,066	$—	$(7,609)	$157,457
Additional paid-in capital	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	(485)	(485)
Balance – December 31, 2006	10	—	165,066	—	(8,094)	156,972
Additional paid-in capital	—	—	34,895	—	—	34,895
Net income and comprehensive income	—	—	—	—	4,627	4,627
Balance – December 31, 2007	10	$—	$199,961	$—	$(3,467)	$196,494

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2007, 2006 and

Periods May 11 to December 31, 2005 and January 1 to May 10, 2005

	Successor			Predecessor
			Period	Period
	Year	Year	May 11, 2005	January 1,2005
	Ended	Ended	To	to
	December 31,	December 31,	December 31,	May 10,
(Dollars in thousands)	2007	2006	2005	2005
Cash flows from operating activities:
Net income (loss)	$4,627	$(485)	$(7,609)	$(4,132)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Interest accretion on capital lease	13	—	—	—
Write-off of deferred financing fees	—	—	5,252	—
Depreciation and amortization	18,157	13,813	7,389	2,171
Amortization of deferred financing fees classified as interest	1,921	1,679	989	—
Amortization of debt premium	(24)	(21)	—	—
Deferred income tax provision	3,570	1,283	(4,868)	(414)
(Gain) loss on disposition of fixed asset	(422)	2	—	—
Stock-based compensation from vesting of restricted units	—	—	—	12,800
Changes in certain assets and liabilities:
Trade receivables	1,212	(9,505)	3,461	(4,687)
Inventories	(4,512)	1,483	(886)	2,398
Prepaid expenses and other currents assets	(2,853)	273	(3,540)	1,006
Accounts payable- primarily trade	(1,800)	(11,300)	16,214	(720)
Accrued expenses and interest	106	4,690	6,723	3,538
Other assets and liabilities	1,264	—	—	—
Net cash provided by operating activities	21,259	1,912	23,125	11,960
Cash flows used in investing activities:
Acquisition of equity interest in Predecessor	—	—	(212,756)	—
Acquisition of Santana, net of cash received	—	(34,980)	—	—
Acquisition of Procell, net of cash received	(58,183)	—	—	—
Purchases of property and equipment	(14,386)	(16,995)	(17,295)	(4,489)
Proceeds from disposition of fixed asset	1,999	9	—	—
Net cash used in investing activities	(70,570)	(51,966)	(230,051)	(4,489)
Cash flows from financing activities:
Capital contribution	34,895	—	165,066	—
Proceeds from long-term obligation	33,000	30,150	440,000	—
(Repayments) borrowings under revolving credit facility	(9,500)	9,500	—	—
Payment of Predecessor long-term obligations	—	—	(140,214)	—
Payments on long-term obligations	(1,203)	(298)	(225,034)	(3,820)
Payments of financing fees	(446)	(1,910)	(24,964)	—
Preferred unit contributions (distribution)	—	—	—	509
Net cash provided by (used in) financing activities	56,746	37,442	214,854	(3,311)
Net increase (decrease) in cash and cash equivalents	7,435	(12,612)	7,928	4,160
Cash and cash equivalents – Beginning of period	2,173	14,785	6,857	2,697
Cash and cash equivalents – End of period	$9,608	$2,173	$14,785	$6,857
Supplemental disclosures:
Cash paid for interest	$32,636	$25,253	$20,799	$1,756
Capital expenditures in accounts payable at end of period	$712	$287	$—	$—
Federal, state and local taxes (refunded) paid	$(5)	$158	$1,432	$—
Increase in value of restricted common units	$—	$—	$—	$176
Property/equipment acquired by execution of a capital lease obligation	$4,350	$2,305	$—	$—
Accrued costs-- Procell Acquisition	$18,066	$—	$—	$—

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). They include the accounts of CPG International Inc. (formerly known as Compression Polymers Holding II Corporation) and Subsidiaries on a consolidated basis (the “Successor”). All significant intercompany transactions have been eliminated in consolidation.

On May 10, 2005, CPG International Inc., a Delaware corporation consummated the acquisition (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”). CPG International I Inc., formerly known as Compression Polymers Holding Corporation, a Delaware corporation (“CPG”) and the Successor were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction. Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

All references herein to the “Company” mean (1) the Predecessor for the periods ending on or prior to May 10, 2005, and (2) the Successor for the periods beginning after May 10, 2005.

As a result of the Transaction and resulting change in control and change in historical cost basis of accounting, the Company is required to present separately the operating results for Predecessor periods up to and including the closing date of the Transaction (May 10, 2005) and the Successor periods following the closing date of the Transaction (May 11, 2005 and thereafter). The financial statements and operating results identified as belonging to the Predecessor are those of Compression Polymers Holdings LLC, the parent entity existing for all periods shown prior to the completion of the Transaction. For the periods beginning after the Transaction, the financial statements and operating results presented herein are those of the Successor. The Successor has fully and unconditionally guaranteed debt securities of CPG, and, as a result, although CPG is the issuer of the debt securities, the financial statements included herein for the periods beginning after the Transaction are that of the Successor. The Successor has no independent assets or operations other than through its ownership of 100% of CPG and, accordingly, the financial statements of CPG would be substantially similar to those of the Successor included herein. CPG is a 100% owned finance subsidiary of the Successor and, as of December 31, 2007, all of the Successor’s subsidiaries, other than CPG, have guaranteed the debt securities. All of the guarantees of the debt securities are full and unconditional and joint and several. The indenture governing the debt securities restricts the ability of CPG and its subsidiaries to pay dividends or make loans to the Successor.

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

The Company accrues for sales returns, discounts and allowance for doubtful accounts based on a current evaluation of experience based on the stated collection terms. Should actual experience differ from estimates, revisions to the liability recorded would be required.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising and product brochures. Such costs are expensed as incurred and included in selling, general and administrative expenses. Total advertising expenses were approximately $6,101,000 and $9,349,000 for the years ended December 31, 2007 and 2006, $3,190,000 for the period of January 1, 2005 through May 10, 2005 and $4,631,000 for the period of May 11, 2005 through December 31, 2005, respectively.

Shipping and Handling Costs

The Company includes all shipping and handling costs as cost of sales. Shipping and handling costs billed to customers is recorded in net sales.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Year	Year
	Ended	Ended
(Dollars in thousands)	December 31, 2007	December 31, 2006
Beginning balance	$997	$820
Increase for bad debt expense	537	355
Decrease for accounts written off	(64)	(178)
Ending balance	$1,470	$997

	Successor	Predecessor
	Period	Period
	May 11, 2005	January 1, 2005
	to	to
(Dollars in thousands)	December 31, 2005	May 10, 2005
Beginning balance	$630	$681
Increase for bad debt expense	336	183
Decrease for accounts written off	(146)	(234)
Ending balance	$820	$630

Cash and Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

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

Vendor Rebates

Certain vendor rebates and incentives are earned by us only when a specified level of annual purchases are achieved. We account for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate. The amounts are recorded as a reduction to cost of sales based on the purchase volume and inventory turns during the period.

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK products and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial is 25 years. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and AZEK Deck has only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at December 31, 2007 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company will continue to monitor this warranty reserve and the claim activity on a regular basis to conclude on the classification of the liability. The Company currently classifies the warranty as a long-term liability.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Components of the reserve for warranty costs are as follows:

	Year	Year
	Ended	Ended
(Dollars in thousands)	December 31, 2007	December 31, 2006
Beginning balance	$1,854	$1,786
Additions(1)	1,546	103
Warranty cost incurred	(293)	(35)
Ending balance	$3,107	$1,854

______________

(1) Includes approximately $1.5 million added as an initial reserve at February 1, 2007 related to the Procell Acquisition (Note 3).

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

The Company regularly assesses the recoverability of its long-lived assets used in operations whenever events or changes in circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. In 2007, 2006 and 2005, the Company concluded that no impairment to the carrying value of its long-lived assets exists.

Deferred Financing Costs

The Company had recorded deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and then amortized over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at December 31, 2007 and 2006 were $8,605,000 and $10,080,000, respectively.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and non-amortizable intangibles are evaluated annually to determine the recoverability of carrying amounts. The evaluation, performed at the reporting unit level, is based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. The Company has determined that no impairment of goodwill or other intangibles existed for the years ended December 31, 2007 and 2006 or for the periods January 1, 2005 to May 10, 2005 and May 11, 2005 to December 31, 2005. Amortizable intangibles such as customer relationships, non-compete agreement and proprietary knowledge, will be tested for impairment whenever events or circumstances indicate that

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company amortizes the following intangible assets: Customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). See Note 6 for more detail regarding goodwill and intangible assets.

Retirement Benefits

The Company offers a 401(k) benefit to all employees after six months of service. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefit. Each participant may contribute up to 100% of his or her salary, within dollar limitations set forth by the ERISA guidelines. Total company contributions to the 401(k) Plan were $455,000 and $150,000 for the year ended December 31, 2007 and 2006, respectively.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,107	$264,630

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2006 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$245,140	$251,983
Revolving credit facility	$9,500	$9,500

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

Recently Issued Financial Accounting Standards

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.  109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company adopted the provisions of FIN 48 as of January 1, 2007, and as a result of that adoption, recorded $800,000 of unrecognized tax benefits on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the tax position involved.  Of the total unrecognized tax benefits, $664,000 is carried at December 31, 2007 as a non-current liability, and $136,000 as an offset to non-current deferred tax assets.  If the unrecognized tax benefits were recognized in the future, there would be no impact to the Company’s effective tax rate.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial instruments, and non-financial instruments beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

2.	SEGMENT INFORMATION

The Company operates the following two reportable segments: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trimboards, Mouldings, and Deck (formerly Procell Decking) and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems.

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

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$213,991	$99,712	$—	$—	$313,703
Intersegment net sales	—	—	—	—	—
Total net sales	213,991	99,712	—	—	313,703
Cost of sales	(151,984)	(73,452)	—	—	(225,436)
Gross margin	62,007	26,260	—	—	88,267
Selling, general and administrative expenses	(24,097)	(12,138)	(10,609)	—	(46,844)
Gain on sale of property	(21)	443	—	—	422
Operating income (loss)	$37,889	$14,565	$(10,609)	$—	$41,845

Segmented financial data:
Interest expense	$(19,212)	$(14,861)	$(372)	$—	$(34,445)
Interest income	$468	$243	$36	$—	$747
Depreciation and amortization classified as:
Cost of sales	$8,873	$3,865	$—	$—	$12,738
Selling, general and administrative expense	3,090	1,291	1,038	—	5,419
Total depreciation and amortization	$11,963	$5,156	$1,038	$—	$18,157
Total capital expenditures(1)	$13,844	$531	$723	$—	$15,098

______________

(1)	Includes capital expenditures in accounts payable

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2006:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$162,198	$99,592	$—	$—	$261,790
Intersegment net sales	1,190	136	—	(1,326)	—
Total net sales	163,388	99,728	—	(1,326)	261,790
Cost of sales	(120,111)	(74,632)	—	1,326	(193,417)
Gross margin	43,277	25,096	—	—	68,373
Selling, general and administrative expenses	(21,001)	(11,206)	(8,042)	—	(40,249)
Operating income (loss)	$22,276	$13,890	$(8,042)	$—	$28,124

Segmented financial data:
Interest expense	$(15,836)	$(11,072)	$(1,989)	$—	$(28,897)
Interest income	$75	$94	$43	$—	$212
Depreciation and amortization classified as:
Cost of sales	$5,905	$4,925	$—	$—	$10,830
Selling, general and administrative expense	1,327	1,287	369	—	2,983
Total depreciation and amortization	$7,232	$6,212	$369	$—	$13,813
Total capital expenditures(1)	$13,427	$423	$3,432	$—	$17,282

______________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment from January 1, 2005 through May 10, 2005:

	AZEK
	Building	Scranton
	Products	Products		Corporate		Eliminations	Consolidated
Net sales to external customers	$58,385	$23,546	$	— —	$	— —	$81,931
Intersegment net sales	779	—		—		(779)	—
Total net sales	59,164	23,546		—		(779)	81,931
Cost of sales	(41,920)	(17,713)		—		779	(58,854)
Gross margin	17,244	5,833		—		—	23,077
Selling, general and administrative expenses	(6,314)	(1,755)		(13,836)		—	(21,905)
Operating income (loss)	$10,930	$4,078		$(13,836)		$—	$1,172
Segmented financial data:
Interest expense	$(2,029)	$123		$—		$—	$(1,906)
Interest income	$29	$17		$—		$—	$46
Depreciation and amortization classified as:
Cost of sales	$1,133	$908		$—		$—	$2,041
Selling, general and administrative expenses	31	99		—		—	130
Total depreciation and amortization	$1,164	$1,007		$—		$—	$2,171
Total capital expenditures (1)	$4,264	$225		$—		$—	$4,489

_________________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment from May 11, 2005 through December 31, 2005:

	AZEK
	Building	Scranton
	Products	Products	Corporate (2)	Eliminations	Consolidated
Net sales to external customers	$91,310	$49,362	$—	$—	$140,672
Intersegment net sales	1,293	—	—	(1,293)	—
Total net sales	92,603	49,362	—	(1,293)	140,672
Cost of sales	(69,722)	(44,647)	—	1,293	(113,076)
Gross margin	22,881	4,715	—	—	27,596
Selling, general and administrative expenses	(11,795)	(4,654)	(2,421)	—	(18,870)
Operating income (loss)	$11,086	$61	$(2,421)	$—	$8,726

Segmented financial data:				—
Interest expense	$(9,073)	$(12,220)	$—	$—	$(21,293)
Interest income	$60	$58	$—	$—	$118
Depreciation and amortization classified as:
Cost of sales	$2,597	$2,914	$—	$—	$5,511
Selling, general and administrative expenses	823	1,055	—	—	1,878
Total depreciation and amortization	$3,420	$3,969	$—	$—	$7,389
Total capital expenditures (1)	$16,699	$596	$—	$—	$17,295

___________________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	December 31,	December 31,
	2007	2006
Total assets:
AZEK Building Products	$402,154	$292,389
Scranton Products	190,583	208,681
Corporate	7,759	6,726
Total consolidated assets	$600,496	$507,796

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Year		Year		May 11, 2005		January 1, 2005
	Ended		Ended		to		To
	December 31, 2007		December 31, 2006		December 31, 2005		May 10, 2005
		% of		% of		% of		% of
		AZEK		AZEK		AZEK		AZEK
	% of	Building	% of	Building	% of	Building	% of	Building
	Consolidated	Products	Consolidated	Products	Consolidated	Products	Consolidated	Products
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
Distributor A	28%	35%	22%	35%	26%	42%	28%	40%
Distributor B	7	10	11	17	11	18	10	14
Distributor C	8	12	—	—	—	—	—	—
Total	43%	57%	33%	52%	37%	60%	38%	54%

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

3.	ACQUISITION

On December 13, 2006, CPG entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owned and operated Procell Decking Systems for a purchase price of $77,324,000. The acquisition of Procell (“Procell Acquisition”) closed on January 31, 2007. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price was subject to final determination, including a cash payment, as well as additional equity in CPG International Holdings, LP (“Holdings”) to the former owners of Procell based upon achievement of certain financial and operating targets for the year ended December 31, 2007. The Company’s management recorded $12,333,000 as the cash payment under the terms of the purchase agreement, and $5,733,000 representing the value of the additional equity in Holdings, both of which are included in other current liabilities at December 31, 2007. A valuation study was performed by an independent third party, which resulted in changes in property and equipment and the recording of intangible assets including customer relationships and proprietary technology amortizable on an accelerated basis over the next ten and fifteen years respectively, and non-compete agreements, amortizable over the next five years. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is expected to be deductible for tax purposes.

The following table summarizes the allocation of fair values of Procell’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At February
(Dollars in thousands)		1, 2007

Purchase price		$72,072
Transaction costs		5,252
		77,324
Less:
Cash and cash equivalents	$1,075
Accounts Receivable	2,593
Inventory	2,248
Other current assets	6
Deferred tax asset	482
Property, plant and equipment	12,465
Intangible assets:
Proprietary technology	7,300
Customer relationships	2,200
Non-compete agreement	2,400
Total assets acquired	30,769
Accounts payable assumed	2,883
Capital lease obligation assumed	3,421
Other liabilities assumed	2,234
Total liabilities assumed	8,538
		(22,231)
Goodwill (excess purchase price over net asset value)		$55,093

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following pro forma consolidated financial information for the years ended December 31, 2007 and 2006 are presented as though the Procell Acquisition occurred on January 1, 2007 and 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007 and 2006, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at February 1, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006

Net sales	$317,115	$294,869

Net income (loss)	$3,733	$(1,725)

On April 29, 2006, the Company completed the acquisition of Santana Holdings Corporation, the direct parent of Santana Products, Inc. for a purchase price of $36.0 million (the “Santana Acquisition”). Santana Products Inc. was merged into the Scranton Products business unit.

The following pro forma consolidated financial information for the year ended December 31, 2006 is presented as though the Santana Acquisition occurred on January 1, 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Santana Acquisition been consummated as of January 1, 2006, due to the fair values assigned to Santana’s assets and liabilities, the changes made in related estimated useful lives of the assets at April 29, 2006, as well as changes in interest and income tax expenses as a result of the Santana Acquisition.

Pro Forma
Year Ended
December 31,
(Dollars in thousands)	2006

Net sales	$271,847

Net loss	$(4,478)

4.	INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2007	2006
Raw materials	$22,664	$21,640
Work in process	145	133
Finished goods	29,582	23,720
Total inventories	$52,391	$45,493

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2007	2006
Land and improvements	$1,701	$1,701
Buildings and improvements	20,766	22,414
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	2,305
Manufacturing equipment	84,446	62,684
Office furniture and equipment	4,766	3,829
Total property and equipment	119,834	94,433
Construction in progress	3,805	2,833
	123,639	97,266
Accumulated depreciation	(30,946)	(17,331)
Total property and equipment – net	$92,693	$79,935

Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $13,964,000 and $11,410,000, respectively. Depreciation expense for the period January 1 to May 10, 2005 and May 11 through December 31, 2005 was approximately $2,156,000 and $5,900,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	December 31,	December 31,
(Dollars in thousands)	Years	2007	2006
Goodwill	—	$288,084	$232,749

Non-amortizable intangibles
Trademarks		71,400	71,400
Amortizable intangibles-
Non-compete agreement	5	2,500	100
Accumulated amortization non-compete agreement		(473)	(13)
Non-compete agreement- net		2,027	87

Customer relationships	10	25,200	23,000
Accumulated amortization customer relationships		(6,382)	(3,682)
Customer relationships-net		18,818	19,318

Proprietary knowledge	15	9,100	1,800
Accumulated amortization proprietary knowledge		(1,230)	(197)
Proprietary knowledge-net		7,870	1,603

Total amortizable intangibles-net		28,715	21,008
Intangible assets – net		$100,115	$92,408

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

knowledge, which are amortizable, will be tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

At December 31, 2007, approximately $195,764,000 represents goodwill attributable to the AZEK Building Products segment and approximately $92,320,000 represents goodwill attributable to the Scranton Products segment.

Amortization expense for the years ended December 31, 2007 and 2006 was approximately $4,193,000 and $2,403,000, respectively. Amortization expense for the period of January 1 to May 10, 2005 and May 11 through December 31, 2005 was approximately $15,000 and $1,489,000, respectively.

The following table presents the future intangible asset amortization expense based on existing intangible assets at December 31, 2007:

December 31,
(Dollars in thousands)	2007
2008	$4,132
2009	4,031
2010	3,930
2011	3,816
2012	3,268
Thereafter	9,538
Total	28,715

The following table summarizes the changes in the Company’s goodwill for the period of May 11, 2005 to December 31, 2005 and for the years ended December 31, 2006 and 2007:

(Dollars in thousands)
Goodwill at May 11, 2005	$—
Purchase goodwill related to the Transaction	213,682
Goodwill at December 31, 2005	$213,682
Purchase adjustments related to the Transaction for deferred income taxes	(2,371)
Purchase goodwill related to the Santana Acquisition	21,438
Goodwill at December 31, 2006	232,749
Purchase goodwill related to the Procell Acquisition	55,093
FIN 48 liability adjustment related to Transaction	800
Purchase goodwill related to the Santana Acquisition	39
Purchase adjustments for deferred income taxes	(597)
Goodwill at December 31, 2007	$288,084

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2007	2006

Deferred financing costs	$13,194	$12,748
Accumulated amortization	(4,589)	(2,668)
Total deferred financing costs, net	$8,605	$10,080

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Amortization of deferred financing costs for the years ended December 31, 2007 and 2006 were approximately $1,921,000 and $1,679,000, respectively. Amortization of deferred financing costs for the period of January 1, 2005 to May 10, 2005 and May 11, 2005 to December 31, 2005 was approximately $47,000 and $989,000 respectively. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2007	2006
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (12.12% at
December 31, 2007 and 12.33% at December 31, 2006) (includes premium of
$107 at December 31, 2007 and $132 at December 31, 2006)	128,107	95,132
Credit Facility – (8.14% - 9.75% at December 31, 2006)	—	9,500
Notes payable	—	8

Total	278,107	254,640
Less current portion	—	(9,508)
Long-term debt—less current portion	$278,107	$245,132

In connection with the Transaction, CPG issued $215,000,000 of indebtedness on May 10, 2005. On June 29, 2005, CPG priced a refinancing of the Transaction debt with the issuance of $65,000,000 aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”). The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

On April 28, 2006, in connection with the Santana Acquisition, CPG issued an additional $30,000,000 aggregate principal amount of Floating Rate Notes. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Floating Rate Notes.

On January 31, 2007, in connection with the Procell Acquisition, CPG issued an additional $33,000,000 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012. These additional notes are governed by the same indenture dated as of July 5, 2005, governing the previously issued Notes.

As of December 31, 2007, the Company has scheduled long term debt payments (excluding interest) of $128,000,000 in 2012 and $150,000,000 in 2013.

Concurrently with the closing of the Transaction, CPG entered into a senior secured revolving credit facility that provides availability of up to $40,000,000. The amount of borrowing capacity available under the Company’s senior secured revolving credit facility is limited to an amount equal to the sum of (a) 85% of accounts receivable and (b) 60% of inventory. The borrowings under the senior secured revolving credit facility are available until its maturity in 2011 to fund the ongoing working capital requirements, capital expenditures and other general

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

corporate needs. As of December 31, 2007, there was nil outstanding under, and a letter of credit of $1,430,000 held against, the senior secured revolving credit facility, which had an additional $38,570,000 available for borrowing as of such date.

The senior secured revolving credit facility imposes certain restrictions on agreement governing the Company, CPG and the subsidiary guarantors, including restrictions on their ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, the senior secured revolving credit facility includes a material financial covenant that requires CPG to maintain at all times a maximum total senior secured leverage ratio (total senior indebtedness on the last day of any fiscal quarter over consolidated earnings before interest, taxes, depreciation and amortization for the preceding twelve-month period) less than or equal to 1.5 to 1.0. Indebtedness under the senior secured revolving credit facility is secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility is guaranteed by the Company and all of the subsidiaries of CPG, including Scranton Products Inc. and AZEK Building Products.

The Company was in compliance with the financial covenants imposed by the senior secured revolving credit facility for the year ended December 31, 2007.

For detail regarding financing activities subsequent to year end, see Note 14 below.

9.	LEASE COMMITMENTS

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

Future minimum rental payments at December 31, 2007 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2008	$2,285	$1,430
2009	2,276	1,297
2010	1,950	1,112
2011	1,492	929
2012	656	869
Thereafter	6,768	2,265
Total	15,427	$7,902
Less amount representing interest	(8,601)
Present value of minimum capital lease payments	6,826
Less current installments of obligations under capital leases	(1,415)
Obligations under capital leases—excluding current installments	$5,411

Total rent expense for the year ended December 31, 2007 and was approximately $1,602,000 and $480,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

10.	INCOME TAXES

Components of the income tax expense for the periods ended:

	Year	Year	May 11, 2005
	Ended	Ended	to
(Dollars in thousands)	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal	$40	$—	$—
State and local	246	13	(185)
Total current	286	13	(185)
Deferred:
Federal	2,553	28	3,955
State and local	921	189	912
Total deferred	3,474	217	4,867
Income tax expense	$3,760	$230	$4,682

Income tax provision differed from the amounts computed by applying the US Federal income tax rate of 34% to income before income taxes as a result of the following:

			May 11, 2005
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2005
Expense (benefit) at federal statutory rate	$2,852	$(86)	$4,252
State and local tax expense – net of federal benefit	731	134	480
Nondeductible expenses and other	177	182	(50)
Income tax expense	$3,760	$230	$4,682

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

(Dollars in thousands)	2007	2006
Deferred tax asset:
Federal net operating loss carryforwards and AMT credits	$6,628	$6,877
State loss carryforwards and other benefits	1,469	1,654
Inventory reserves	574	1,048
Warranty reserves	1,167	678
Accrued expenses	1,740	1,369
Valuation allowance	(1,555)	(1,496)
Total	10,023	10,130
Deferred tax liabilities:
Intangibles- net	(36,172)	(33,903)
Prepaid assets	(353)	(310)
Property, plant and equipment	(10,602)	(10,440)
Total	(47,127)	(44,653)
Net deferred tax liability	$(37,104)	$(34,523)

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

At December 31, 2007, the Company has approximately $19,778,000 of net operating loss carryfowards for federal income tax purposes which expire between the years 2021 to 2027 and approximately $18,600,000 of net operating loss carryfowards for state tax purposes which expire in varying amounts through 2027. The valuation allowance for deferred tax assets of $1,555,000 and $1,496,000 at December 31, 2007 and December 31, 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily the state tax loss carryforwards of certain subsidiaries. The valuation allowance reflects management’s analysis indicating it is “more likely than not” that such deferred tax assets will not be realized. Management has determined that it is more likely than not that the Company will generate sufficient taxable income in the future to realize the benefit related to its federal net operating loss carryfowards.

On January 1, 2007, the Company adopted the provisions of FIN 48, and as a result of that adoption, the Company recorded unrecognized tax benefits of $800,000 on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the position involved. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at January 1, 2007	$800
Unrecognized tax benefits related to prior years	–
Unrecognized tax benefits related to the current year settlements	–
Reductions in unrecognized tax benefits due to the lapse of
applicable statute of limitations	–
Balance at December 31, 2007	$800

Of the total unrecognized tax benefits, $664,000 is carried at December 31, 2007 as a non-current liability, and $136,000 as an offset to non-current deferred tax assets. None of the unrecognized tax benefits would have an impact on the Company’s effective tax rate if realized (or remeasured) prior to the adoption of SFAS 141(R), however realization (or remeasurement) would have an impact on the Company’s effective tax rate if such occurred after the adoption of SFAS 141(R). Prior to the adoption of SFAS 141(R), an increase to the FIN 48 reserve is recorded as an increase to goodwill, and any decrease in the FIN 48 liability would decrease goodwill. Subsequent to the adoption of SFAS 141(R) (effective for the Company with its year beginning January 1, 2009) the above rule will no longer apply and any expense or benefit associated with the realization (or remeasurement) of the unrecognized tax benefit will be recorded as part of income tax expense.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest or penalty was included in income tax expense for the year 2007. As of December 31, 2007 and January 1, 2007, there was no accrual for interest or penalties recorded on the consolidated balance sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. Generally, the Company and its subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS recently concluded the examination of a subsidiary’s tax return for a short taxable year ending May 2005. The IRS recently commenced an examination of another subsidiary’s tax return for the year 2004. It is not anticipated that the unrecognized tax benefits for tax positions taken regarding previously filed returns will change significantly over the next twelve months. The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

11.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

12.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $1,500,000 and $1,021,000 are included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006, respectively.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the year ended December 31, 2007 was $503,000 and $498,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in CPG Holdings. Total lease payments for the year ended December 31, 2007 were approximately $464,000.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $802,000 for the year ended December 31, 2007.

The Company also has a long-term receivable in the amount of $653,000 due from CPG Holdings.

13.	EQUITY

Common Shares – All of the Company’s issued and outstanding common shares are held by CPG Holdings, its direct parent company. In connection with the Transaction, CPG International Inc. made an initial capital contribution of $165,000,000, all of which was recorded as paid in capital. In connection with the Procell Acquisition, the Company received an additional capital contribution of $34,895,000. The Company had 1,000 shares authorized and 10 shares issued and outstanding at December 31, 2007.

14.	SUBSEQUENT EVENT

On February 11, 2008, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for CAD $30.0 million. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4.0 million in cash. The acquisition closed on February 29, 2008. Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to the Company’s AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette.

On February 13, 2008, the Company and its subsidiaries entered into a Loan and Security Agreement with Wachovia Bank, National Association (the “Loan Agreement”), as administrative agent, and General Electric Capital

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Corporation, as syndication agent.  The Loan Agreement provides subsidiaries of the Company with up to $65.0 million in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in its permitted discretion.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013. Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof. The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets (excluding real property) are pledged as collateral for any borrowings under the Loan Agreement.

The Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, in certain circumstances and as defined, minimum ratios or levels of consolidated EBITDA to consolidated fixed charges.  The Loan Agreement also imposes certain restrictions on the Company, and its subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness.

On February 13, 2008, concurrently with the execution of the Loan Agreement, the Company and its subsidiaries terminated its senior secured revolving credit facility.

On February 29, 2008, the Company and its subsidiaries, entered into a Term Loan and Security Agreement (“Term Loan Agreement”). Subsidiaries of the Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition. The Term Loan Agreement requires the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011. The Term Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, as defined, a maximum ratio of consolidated senior secured indebtedness to consolidated EBITDA. The Term Loan Agreement also imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness.

15.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2007	2007	2007	2007 (1)	Total
Net sales	$94,447	$77,054	$82,552	$59,650	$313,703
Gross margin	$27,553	$21,686	$23,520	$15,508	$88,267
Operating income	$16,915	$10,116	$10,261	$4,553	$41,845
Net income (loss)	$5,210	$1,033	$342	$(1,958)	$4,627

_________

(1)	In the fourth quarter of 2007 we incurred approximately $0.6 million in severance costs related to the resignation of our former chief executive officer.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2006	2006	2006	2006	Total
Net sales	$78,066	$66,695	$65,754	$51,275	$261,790
Gross margin	$20,960	$16,515	$17,087	$13,811	$68,373
Operating income	$12,190	$6,534	$6,400	$3,000	$28,124
Net income (loss)	$3,637	$(280)	$(756)	$(3,086)	$(485)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: March 28, 2008	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GLENN M. FISCHER	Interim Chief Executive Officer
Glenn M. Fischer	and Director (principal executive officer)	March 28, 2008
/s/SCOTT HARRISON	Executive Vice President and Chief
Scott Harrison	Financial Officer (principal financial	March 28, 2008
officer and principal accounting officer)
/s/ JAMES ANDERSEN
James Andersen	Director	March 28, 2008

/s/ VINCENT A. CALARCO
Vincent A. Calarco	Director	March 28, 2008
/s/ SHIVANANDAN A. DALVIE
Shivanandan A. Dalvie	Director	March 28, 2008

/s/BRIAN R. HOESTEREY
Brian R. Hoesterey	Director	March 28, 2008

/s/ JAMES KEISLING
James Keisling	Chairman of the Board	March 28, 2008

/s/ CHRISTOPHER P. MAHAN
Christopher P. Mahan	Director	March 28, 2008

/s/ SCOTT B. PERPER
Scott B. Perper	Director	March 28, 2008

/s/ VINCENT A. SARNI
Vincent A. Sarni	Director	March 28, 2008
/s/ JULIAN M. STEINBERG
Julian M. Steinberg	Director	March 28, 2008

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
Polymers Holdings LLC, Compression Polymers Holding II Corporation, Vycom Corp.,
Compression Polymers Corp. and CPCapitol Acquisition Corp. and North Keyser Partners,
(filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on May 12, 2006 (the
“Form S-4”) and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among
Compression Polymers Holdings LLC, Compression Polymers Holding II Corporation,
Compression Polymers Corp., Vycom Corp. and CPCapitol Acquisition Corp. (filed as
Exhibit 2.2 to the Form S-4 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and
Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).
2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG International
I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 13, 2006 (the
“December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International
Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).
2.6*	Share Purchase Agreement, dated as of February 11, 2008, by and among AZEK Canada, as Buyer, and John Scrymgeour, Cheryl Scrymgeour, Paolo Baldassarra, Mary Baldassarra, Kurt
Gowman, Donna Gowman, Janet Pratt, Knox & Company International, Inc. and Creative
Composite Products Inc. as Sellers
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as Compression
Polymers Holding II Corporation) (filed as Exhibit 3.3 to the Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International Inc. to the
(formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a)
Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers Holding II
Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding Corporation, page
Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as
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
therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Amended and Restated Employment Agreement, as of January 1, 2006, among Compression
Polymers Holding Corporation, Compression Polymers Corp., Vycom Corp. and James
Keisling (filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference).
10.6	Amended and Restated Employment Agreement, as of January 1, 2006, among Compression
Polymers Holding Corporation, Compression Polymers Corp., Vycom Corp. and John
Loyack (filed as Exhibit 10.5 to the Form S-4 and incorporated herein by reference).
10.7	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.8	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding the
Corporation, Compression Polymers Corp. and Mike Kapuscinski (filed as Exhibit 10.7 to
Form S-4 and incorporated herein by reference).
10.9	Employment Agreement, as of October 4, 2005, among Compression Polymers Holding
Corporation, Compression Polymers Corp., Vycom Corp. and Scott Harrison (filed as
Exhibit 10.8 to the Form S-4 and incorporated herein by reference).
10.10	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).
10.11	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 the Form S-4 and incorporated herein by reference).
10.12	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

10.13*	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
AZEK Building Products Inc. and Procell Decking Inc., as borrowers, CPG International Inc.,
CPG International I Inc., Santana Products Inc., CPG Sub I Corporation, Vycom Corp. and Sanatec
Sub I Corporation, as guarantors the lenders identified on thepages thereto and
Wachovia Bank, National Association, as administrative agent, and General Electric Capital Corporation, as syndication agent.
10.14*	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG
International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent.

10.15*	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,
Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the
pages thereto, Wachovia Bank, National Association, as administrative agent and Wachovia Capital
Markets, LLC, as lead arranger and lead bookrunner.
10.16*	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack.

10.17*	Employment agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Eric Jungbluth.
10.18*	Non-Compete Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Eric Jungbluth.
10.19*	Employment Agreement, dated as of January 31,2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Christopher Bardasian.
10.20*	Employment Agreement, dated as of January 31,2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Kevin Sloan.
21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Interim Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer