Form 10-Q
period 2008-03-31
CPG INTERNATIONAL INC.
filed 2008-05-15
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of April 30, 2008 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2008

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007.	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007.	5

Notes to Condensed Consolidated Financial Statements.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	38

Item 4T. Controls and Procedures.	39

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	39

Item 1A. Risk Factors.	39

Item 6. Exhibits.	39

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash	$24,043	$9,608
Receivables:
Trade, less allowance for doubtful accounts of $1,576 and $1,343 in 2008 and 2007, respectively	50,706	30,712
Inventories	47,242	52,391
Deferred income taxes—current	5,984	8,321
Prepaid expenses and other	4,707	9,314
Total current assets	132,682	110,346
Property and equipment—net	101,338	92,693
Goodwill	301,563	288,084
Intangible assets —net	99,459	100,115
Deferred financing costs—net	8,171	8,605
Other assets	—	653
Total assets	$643,213	$600,496

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$32,932	$27,474
Current portion of capital lease	1,369	1,415
Current portion of long-term debt obligations	16,029	—
Accrued interest	7,891	15,696
Accrued costs – Procell Acquisition	18,066	18,066
Accrued expenses	12,074	8,637
Total current liabilities	88,361	71,288
Deferred income taxes	44,550	45,425
Capital lease obligation—less current portion	6,986	5,411
Long-term debt—less current portion	302,113	278,107
Accrued warranty	3,328	3,107
Other liabilities	651	664
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at March 31, 2008
and December 31, 2007	—	—
Additional paid-in capital	199,961	199,961
Retained deficit	(1,417)	(3,467)
Note receivable – Parent	(653)	—
Accumulated other comprehensive loss	(667)	—
Total shareholder’s equity	197,224	196,494
Total liabilities and shareholder’s equity	$643,213	$600,496

See notes to condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2008 and 2007

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Net sales	$94,173	$94,447
Cost of sales	(69,310)	(66,894)
Gross margin	24,863	27,553
Selling, general and administrative expenses	(12,334)	(10,638)
Operating income	12,529	16,915

Other income (expenses):
Interest expense	(9,258)	(8,631)
Interest income	79	85
Miscellaneous – net	(15)	(39)
Total other expenses-net	(9,194)	(8,585)

Income before income taxes	3,335	8,330
Income tax expense	(1,285)	(3,120)
Net income	$2,050	$5,210

See notes to condensed consolidated financial statements

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007
Cash flow from operating activities:
Net income	$2,050	$5,210
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,853	4,126
Non-cash interest charges	976	465
Deferred income tax provision	1,470	2,731
Other	(21)	—
Changes in certain assets and liabilities:
Trade receivables	(14,734)	(8,085)
Inventories	9,547	10,990
Prepaid expenses and other current assets	5,085	1,765
Accounts payable – primarily trade	1,995	(1,779)
Accrued expenses and interest	(6,017)	(4,930)
Other liabilities and assets	789	702
Net cash provided by operating activities	5,993	11,195
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(31,026)	—
Acquisition of Procell, net of cash received	—	(57,389)
Purchases of property and equipment	(1,502)	(2,512)
Disposal of property and equipment	1,887	—
Net cash used in investing activities	(30,641)	(59,901)
Cash flows from financing activities:
Capital contribution	—	34,894
Proceeds from issuance of long-term obligation	24,313	33,000
Proceeds under revolving credit facility	15,779	(9,500)
Payment on long-term obligations	(476)	(179)
Payment of financing fees	(534)	(326)
Net cash provided by financing activities	39,082	57,889
Cash impact of currency translation adjustment	1	—
Net increase in cash and cash equivalents	14,435	9,183
Cash and cash equivalents – Beginning of period	9,608	2,173
Cash and cash equivalents – End of period	$24,043	$11,356
Supplemental disclosures:
Cash paid for interest	$16,578	$14,279
Cash paid for income taxes	$1,054	$71
Capital expenditures in accounts payable at end of period	$213	$743
Capital lease for equipment	$1,939	$—

See notes to condensed consolidated financial statements.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Beginning balance	$1,343	$1,497
Increase for anticipated bad debts	257	—
Decrease for accounts written off	(24)	—
Ending balance	$1,576	$1,497

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Warranty reserves require a high level of judgment as AZEK products have only been on the market for eight years and AZEK Deck has only been on the market for four years, therefore the Company must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for these products. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at March 31, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company will continue to monitor this warranty reserve and the claim activity on a regular basis to conclude on the classification of the liability. The Company currently classifies the warranty as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Beginning balance	$3,107	$1,854
Additions(1)	227	1,546
Warranty cost incurred	(6)	(69)
Ending balance	$3,328	$3,331

______________

(1) Includes approximately $227,000 added as an initial reserve at March 1, 2008 related to the Composatron Acquisition (Note 3).

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at March 31, 2008 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,101	$229,680
Term Loan	24,262	24,262
Revolving credit facility	$15,779	$15,779

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,107	$264,630

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

Comprehensive Income (Loss)

Comprehensiveincome is defined as net income and other changes in equity from transactions unrelated to the Company's shareholder. The Company's comprehensive income (loss) consists of accumulated foreign currency translation adjustments.

Foreign Currency Translation

The translation of the financial statements of our Canadian subsidiary whose functional currency is other than U.S. Dollar ("USD") into USD is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholder's equity separately as accumulated other comprehensive income (loss).

Income Taxes

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008 and December 31, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently completed an examination of a subsidiary’s tax return for certain tax periods in 2004 and 2005 with no change.  The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial instruments, and non-financial instruments beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 related to financial instruments did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

2.	SEGMENT INFORMATION

The Company operates the following two reportable segments: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trimboards, Mouldings, Deck (formerly Procell Decking) and AZEK Rail and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems.

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

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2008:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$71,301	$22,872	$—	$—	$94,173
Intersegment net sales	—	—	—	—	—
Total net sales	71,301	22,872	—	—	94,173
Cost of sales	(51,784)	(17,526)	—	—	(69,310)
Gross margin	19,517	5,346	—	—	24,863
Selling, general and administrative expenses	(6,595)	(2,889)	(2,850)	—	(12,334)
Operating income (loss)	$12,922	$2,457	$(2,850)	$—	$12,529

Segmented financial data:
Interest expense	$(4,950)	$(4,182)	$(126)	$—	$(9,258)
Interest income	$48	$27	$4	$—	$79
Depreciation and amortization classified as:
Cost of sales	$2,675	$821	$—	$—	$3,496
Selling, general and administrative expense	767	319	271	—	1,357
Total depreciation and amortization	$3,442	$1,140	$271	$—	$4,853
Total capital expenditures(1)	$1,411	$218	$86	$—	$1,715

______

(1)	Includes capital expenditures in accounts payable

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$69,030	$25,417	$—	$—	$94,447
Intersegment net sales			—	—	—
Total net sales	69,030	25,417	—	—	94,447
Cost of sales	(48,041)	(18,853)	—	—	(66,894)
Gross margin	20,989	6,564	—	—	27,553
Selling, general and administrative expenses	(5,279)	(2,721)	(2,638)	—	(10,638)
Operating income (loss)	$15,710	$3,843	$(2,638)	$—	$16,915

Segmented financial data:
Interest expense	$(4,780)	$(3,768)	$(83)	$—	$(8,631)
Interest income	$49	$23	$13	$—	$85
Depreciation and amortization classified as:
Cost of sales	$1,966	$1,267	$—	$—	$3,233
Selling, general and administrative expense	326	331	236	—	893
Total depreciation and amortization	$2,292	$1,598	$236	$—	$4,126
Total capital expenditures(1)	$2,564	$358	$332	$—	$3,254

______________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Total assets:
AZEK Building Products	$445,005	$402,154
Scranton Products	190,572	190,583
Corporate	7,636	7,759
Total consolidated assets	$643,213	$600,496

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	March 31, 2008		March 31, 2007
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	31%	44%	32%	44%
Distributor B	12	16	10	14
Distributor C	8	11	–	–
Total	51%	71%	42%	58%

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30,364,000. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4,000,000 in cash (approximately $3,913,000 USD at March 31, 2008). Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company's operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on relative fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination, including potential payment of up to CAD $4,000,000 to the former owners of Composatron, based upon achievement of certain financial and operating targets for the year ending December 31, 2008. A valuation study is currently being performed on land, buildings and equipment acquired, as well as intangible assets such as royalty arrangements, trademarks and non-compete agreements, which will change the purchase price allocation and may result in additional depreciation of property and equipment and amortization of identifiable intangible assets over their estimated useful lives. The Company is also in the process of evaluating the fair market value of inventory and the required reserve balances for allowance for doubtful accounts, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit.

The following table summarizes the preliminary allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price		$30,364
Transaction costs		1,128
		31,492
Less:
Cash and cash equivalents	$466
Accounts receivable	5,499
Inventory	4,526
Other current assets	553
Other assets	341
Property, plant and equipment	11,147
Total assets acquired	22,532
Accounts payable assumed	3,394
Other liabilities assumed	1,105
Total liabilities assumed	4,499
		(18,033)
Goodwill (excess purchase price over net asset value)		$13,459

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following pro forma consolidated financial information for the three months ended March 31, 2008 and 2007 are presented as though the Composatron Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Composatron's assets and liabilities, the changes made in related estimated useful lives of the assets at March 1, 2008, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

	Pro Forma	Pro Forma
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007

Net sales	$102,068	$102,680
Net income	$3,704	$5,812

On January 31, 2007, CPG acquired all of the outstanding equity of Pro-Cell, LLC (“Procell”), which owned and operated Procell Decking Systems for a purchase price of $77,324,000. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The following pro forma consolidated financial information for the three months ended March 31, 2007 is presented as though the Procell Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at February 1, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

Pro Forma
Three Months
Ended
March 31,
(Dollars in thousands)	2007

Net sales	$97,864

Net income	$4,444

4.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Raw materials	$18,801	$22,664
Work in process	130	145
Finished goods	28,311	29,582
Total inventories	$47,242	$52,391

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Land and improvements	$1,701	$1,701
Buildings and improvements	21,366	20,766
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	6,655
Manufacturing equipment	98,307	84,446
Office furniture and equipment	4,870	4,766
Total property and equipment	134,399	119,834
Construction in progress	1,675	3,805
	136,074	123,639
Accumulated depreciation	(34,736)	(30,946)
Total property and equipment – net	$101,338	$92,693

Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $3,816,000 and $3,516,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	March 31,	December 31,
(Dollars in thousands)	Years	2008	2007
Goodwill	—	$301,563	$288,084
Non-amortizable intangibles
Trademarks		71,400	71,400
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(598)	(473)
Non-compete agreement- net		1,902	2,027
Customer relationships	10	25,200	25,200
Accumulated amortization customer relationships		(7,048)	(6,382)
Customer relationships-net		18,152	18,818
Proprietary knowledge	15	9,100	9,100
Accumulated amortization proprietary knowledge		(1,471)	(1,230)
Proprietary knowledge-net		7,629	7,870
Royalty license		380	—
Accumulated amortization royalty license		(5)	—
Royalty license-net		375	—
Patent		14	—
Accumulated amortization patent		(13)	—
Patent-net		1	—
Total amortizable intangibles-net		28,059	28,715
Intangible assets – net		$99,459	$100,115

CPG International Inc and Subsidiaries

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

At March 31, 2008, approximately $209,243,000 represents goodwill attributable to the AZEK Building Products segment and approximately $92,320,000 represents goodwill attributable to the Scranton Products segment.

Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $1,037,000 and $610,000, respectively.

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2008:

(Dollars in thousands)
2008	$3,145
2009	4,089
2010	3,988
2011	3,874
2012	3,326
Thereafter	9,637
Total	$28,059

The following table summarizes the changes in the Company’s goodwill for the year ended December 31, 2007 through March 31, 2008:

(Dollars in thousands)

Goodwill at December 31, 2007	$288,084
Purchase goodwill related to the Procell Acquisition	5
Preliminary purchase goodwill related to the Composatron Acquisition	13,459
Currency translation adjustment	15
Goodwill at March 31,2008	$301,563

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Deferred financing costs	$12,927	$13,194
Accumulated amortization	(4,756)	(4,589)
Total deferred financing costs, net	$8,171	$8,605

Amortization of deferred financing costs for the three months ended March 31, 2008 and 2007 were approximately $498,000 and $471,000, respectively. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations. In addition, the Company wrote off, approximately $469,000 of deferred financing costs attributable to the Company's previous credit facility (Note 8). These costs were also included in interest expense for the three months ended March 31, 2008.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (11.40% at
March 31, 2008 and 12.12% at December 31, 2007) (includes premium of
$101 at March 31, 2008 and $107 at December 31, 2007)	128,101	128,107
Credit Facility – (4.85% - 6.25% at March 31, 2008)	15,779	—
Term Loan due 2011 –8.09% at March 31, 2008 (includes discount of $676 at March 31, 2008)	24,262	—

Total	318,142	278,107
Less current portion	16,029	—
Long-term debt—less current portion	$302,113	$278,107

As of March 31, 2008, the Company has scheduled long term debt payments (excluding interest) of $188,000 in 2008, $250,000 in 2009 and 2010, $24,250,000 in 2011, and $128,000,000 in 2012 and $150,000,000 in 2013.

The Company has included its borrowing under the Credit Facility as current portion of long-term debt as of March 31, 2008 due to its intention to pay the balance within twelve months with operating funds.

On February 13, 2008, the Company and its subsidiaries entered into a Loan and Security Agreement with Wachovia Bank, National Association (the “Loan Agreement”), as administrative agent, and General Electric Capital Corporation, as syndication agent.  The Loan Agreement provides subsidiaries of the Company with up to $65,000,000 million in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in its permitted discretion.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013. Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof. The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets (excluding real property) are pledged as collateral for any borrowings under the Loan Agreement.

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

On February 13, 2008, concurrently with the execution of the Loan Agreement, the Company and its subsidiaries terminated its prior senior secured revolving credit facility.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

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

The Company was in compliance with the financial covenants imposed by the debt agreements for the three months ended March 31, 2008.

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

Future minimum rental payments at March 31, 2008 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2008	$2,082	$1,916
2009	2,775	1,937
2010	2,449	1,780
2011	1,906	1,476
2012	950	962
Thereafter	6,793	2,265
Total	16,955	$10,336
Less amount representing interest	(8,600)
Present value of minimum capital lease payments	8,355
Less current installments of obligations under capital leases	(1,369)
Obligations under capital leases—excluding current installments	$6,986

Total rent expense for the three months ended March 31, 2008 and 2007 was approximately $446,000 and $187,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 are included in selling, general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the three months ended March 31, 2008 and 2007 was $127,000 and $126,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in CPG Holdings. Total lease payments for the three months ended March 31, 2008 and 2007 were approximately $138,000 and $84,000, respectively. We have also paid storage fees in the amount of approximately $5,000 for the three months ended March 31, 2008.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $276,000 and $112,000 for the three months ended March 31, 2008 and 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total payables acquired during the Composatron Acquisition, due to these affiliated companies was approximately $276,000.

The Company entered into an agreement with its Chief Executive Officer, which provides the officer with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has a long-term receivable in the amount of $653,000 due from CPG Holdings. Currently, no repayment schedule has been established for this receivable. The receivable has been classified in shareholder's equity.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes. See Note 8. The Company is the direct parent holding company of CPG and a guarantor of the Notes. In addition, all of the domestic subsidiaries of CPG, which are all 100% owned by the Company, guarantee the Notes. The guarantees are full, unconditional, joint and several. The Company acquired Composatron in February 2008. In connection with the acquisition of Composatron, AZEK Canada Inc., an indirect wholly owned subsidiary of the Company that is incorporated under the laws of the Province of Ontario (“AZEK Canada”) merged with and into Composatron on February 29, 2008, and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at March 31, 2008 and December 31, 2007. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	March 31, 2008
(Dollars in thousands)	CPG
	International
Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$24,471	$(428)	$—	$24,043
Net receivables	—	—	45,285	5,421	—	50,706
Inventory	—	—	41,499	5,743	—	47,242
Other current assets	—	—	10,518	173	—	10,691
Total current assets	—	—	121,773	10,909	—	132, 682
Net property and equipment	—	—	90,780	10,558	—	101,338
Goodwill	—	—	288,089	13,474	—	301,563
Net intangible assets	—	—	99,083	376	—	99, 459
Deferred financing costs	—	—	8,171	—	—	8,171
Investment in subsidiary	197,224	197,224	31,394	—	(425,842)	—
Intercompany receivables	—	310,254	572	—	(310,826)	—
Total assets	$197,224	$507,478	$639,862	$35,317	$(736,668)	$643,213
Accounts payable	$—	$—	$29,719	$3,213	$—	$32,932
Accrued interest	—	7,891	7,891	—	(7,891)	7,891
Current portion-long term debt	—	250	16,029	—	(250)	16,029
Accrued expenses	—	—	11,661	413	—	12,074
Accrued expenses-Procell Acquisition	—	—	18,066	—	—	18,066
Other current liabilities	—	—	1,369	—	—	1,369
Total current liabilities	—	8,141	84,735	3,626	(8,141)	88,361
Deferred income taxes	—	—	44,385	165	—	44,550
Long-term debt	—	302,113	302,113	—	(302,113)	302,113
Other non-current liabilities	—	—	10,738	227	—	10,965
Intercompany payable	—	—	—	572	(572)	—
Equity	197,224	197,224	197,891	30,727	(425,842)	197,224
Total liabilities and equity	$197,224	$507,478	$639,862	$35,317	$(736,668)	$643, 213

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	December 31, 2007
(Dollars in thousands)	CPG
	International
Consolidating	Inc.	CPG	Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$9,608	$—	$9,608
Net receivables	—	—	30,712	—	30,712
Inventory	—	—	52,391	—	52,391
Other current assets	—	—	17,635	—	17,635
Total current assets	—	—	110,346	—	110,346
Net property and equipment	—	—	92,693	—	92,693
Goodwill	—	—	288,084	—	288,084
Net intangible assets	—	—	100,115	—	100,115
Other assets	—	—	9,258	—	9,258
Investment in subsidiary	196,494	196,494	—	(392,988)	—
Intercompany receivables	—	293,803	—	(293,803)	—
Total assets	$196,494	$490,297	$600,496	$(686,791)	$600,496
Accounts payable	$—	$—	$27,474	$—	$27,474
Accrued interest	—	15,696	15,696	(15,696)	15,696
Accrued costs- Procell Acquisition	—	—	18,066	—	18,066
Other current liabilities	—	—	10,052	—	10,052
Total current liabilities	—	15,696	71,288	(15,696)	71,288
Deferred income taxes	—	—	45,425	—	45,425
Long-term debt	—	278,107	278,107	(278,107)	278,107
Other non-current liabilities	—	—	9,182	—	9,182
Equity	196,494	196,494	196,494	(392,988)	196,494
Total liabilities and equity	$196,494	$490,297	$600,496	$(686,791)	$600,496

	Three Months Ended March 31, 2008
(Dollars in thousands)	CPG
	International			Non
	Inc.	CPG	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$94,014	$159	$—	$94,173
Cost of sales	—	—	(69,114)	(196)	—	(69,310)
Gross margin	—	—	24,900	(37)	—	24,863
Selling, general and administrative expenses	—	—	(12,225)	(109)	—	(12,334)
Operating income	—	—	12,675	(146)	—	12,529
Intercompany income	—	8,555	—	—	(8,555)	—
Interest expense, net of interest income	—	(8,555)	(9,179)	—	8,555	(9,179)
Miscellaneous, net	—	—	(15)	—	—	(15)
Income tax (expense) benefit	—	—	(1,333)	48	—	(1,285)
Equity in net income from subsidiary	2,050	2,050	(98)	—	(4,002)	—
Net income (loss)	$2,050	$2,050	$2,050	$(98)	$(4,002)	$2,050

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$94,447	$—	$94,447
Cost of sales	—	—	(66,894)	—	(66,894)
Gross margin	—	—	27,553	—	27,553
Selling, general and administrative expenses	—	—	(10,638)	—	(10,638)
Operating income	—	—	16,915	—	16,915
Intercompany income	—	8,075	—	(8,075)	—
Interest expense, net of interest income	—	(8,075)	(8,546)	8,075	(8,546)
Miscellaneous, net	—	—	(39)	—	(39)
Income tax expense	—	—	(3,120)	—	(3,120)
Equity in net income from subsidiary	5,210	5,210	—	(10,420)	—
Net income (loss)	$5,210	$5,210	$5,210	$(10,420)	$5,210

		Three Months Ended March 31, 2008
(Dollars in thousands)		CPG
		International			Non
Consolidating Statement		Inc.	CPG	Guarantor	Guarantor
of Cash Flows		(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net income (loss)		$2,050	$2,050	$2,050	$(98)	$(4,002)	$2,050
Depreciation and amortization		—	—	4,729	124	—	4,853
Deferred income tax provision		—	—	1,075	395	—	1,470
Other non-cash expenses		—	—	955	—	—	955
Equity in net (income) loss from subsidiary		(2,050)	(2,050)	98	—	4,002	—
Trade receivables		—	—	(14,573)	(161)	—	(14,734)
Inventories		—	—	10,891	(1,344)	—	9,547
Accounts payable		—	—	2,032	(37)	—	1,995
Other changes in working capital		—	—	(373)	230	—	(143)
Net cash provided by (used in) operating activities		—	—	6,884	(891)	—	5,993
Composatron Acquisition, net of cash		—	—	(31,492)	466	—	(31,026)
Purchases of property and equipment		—	—	(1,498)	(4)	—	(1,502)
Proceeds from disposition of fixed asset		—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities		—	—	(31,103)	462	—	(30,641)
Proceeds from long-term obligations		—	24,313	—	—	—	24,313
Intercompany loan		—	(24,313)	24,313	—	—	—
Proceeds from revolving credit		—	—	15,779	—	—	15,779
Other cash used in financing activities		—	—	(1,010)	—	—	(1,010)
Net cash provided by financing activities		—	—	39,082	—	—	39,082
Cash impact of currency translation adjustment		—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents				14,863	(428)	—	14435
Cash and equivalents- beginning of period		—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$		$	$24,471	$(428)	$—	$24,043

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2007
(Dollars in thousands)	CPG
	International
Consolidating Statement	Inc.	CPG	Guarantor
of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$5,210	$5,210	$5,210	$(10,420)	$5,210
Depreciation and amortization	—	—	4,126	—	4,126
Other non-cash expenses	—	—	3,196	—	3,196
Equity in net income from subsidiary	(5,210)	(5,210)	—	10,420	—
Trade receivables	—	—	(8,085)	—	(8,085)
Inventories	—	—	10,990	—	10,990
Accounts payable	—	—	(1,779)	—	(1,779)
Accrued expenses and interest	—	—	(4,930)	—	(4,930)
Other changes in working capital	—	—	2,467	—	2,467
Net cash provided by operating activities	—	—	11,195	—	11,195
Purchases of property and equipment	—	—	(2,512)	—	(2,512)
Acquisition of Procell, net	—	—	(57,389)	—	(57,389)
Net cash used in investing activities	—	—	(59,901)	—	(59,901)
Proceeds from long-term obligations	—	33,000	33,000	(33,000)	33,000
Capital contribution	—	—	34,894	—	34,894
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(505)	—	(505)
Net cash provided by (used in) financing activities	—	33,000	57,889	(33,000)	57,889
Net increase in cash and cash equivalents	—	33,000	9,183	(33,000)	9,183
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$33,000	$11,356	$(33,000)	$11,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in Item 15 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.”

OVERVIEW

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed a number of branded products including AZEK® Trim, AZEK Deck, AZEK Moulding, Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, manufactures exterior residential building products such as AZEK Trim, AZEK Deck, and AZEK Moulding as well as Premier and Trademark Railing Systems for the residential and commercial building market. Additionally AZEK Building Products produces Celtec and other non-fabricated products for the industrial market; and

•

Scranton Products Inc., or Scranton Products, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, EverTuff and TuffTec labels for the commercial market and Seaboard® and Flametec® and other non-fabricated products for special application industrial markets.

On January 31, 2007, we completed the acquisition of Pro-Cell, LLC, which owned and operated Procell Decking Systems (“Procell”) for a purchase price of $77.3 million (“Procell Acquisition”). Procell is included in the AZEK Building Products operating segment.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30.4 million (“Composatron Acquisition”). Composatron is included in the AZEK Building Products operating segment. For further discussion, see—“Acquisitions” below.

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

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two distributors in each geographic region that we enter. As of March 31, 2008, our distributors were selling our products to over 2,100 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%. Over the course of 2007 we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding and decking products, as well as through the introduction of additional product lines.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our product offerings which include Comtec, Capitol, Hiny Hider, EverTuff and TuffTec brands, and are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states. We continue to focus on our market share within the commercial building markets, by actively engaging key dealers and productive sales representatives. Our focus is also to continue to develop leading brands for 2008 including new locker designs as well as a line of fire rated partitions. We believe that these additional goals will allow us to continue our market penetration into the commercial building market.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in the first quarter of 2008. Throughout our 24-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Despite average resin costs remaining fairly level quarter over quarter, currently resin costs continue to rise. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. We have not taken any significant pricing actions since we took several pricing actions late in the later half of 2005 that were used to mitigate higher resin prices. These pricing actions have not resulted in reduced volume growth in our products, on a period to period basis, through the first quarter of 2008. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In the first quarter of 2008, approximately 24% of our products were sold for new construction, 44% were for remodeling, and 17% were in the commercial building sector, with the remaining 15% sold to various industrial end markets. Over 98% and 99% of our sales in the first quarter of 2008 and 2007, respectively, were in the United States.

We continue to experience economic factors that have affected our growth in the residential building market. Sales were strong during the first quarter of 2008 due to a successful early buy program, despite the impact of continued declines in residential construction. Overall, we expect to see continued moderate growth in our AZEK Building Products trim, millwork and mouldings business despite declines in the residential building market. Growth in our AZEK decking is anticipated to continue and we expect future sales growth within the summer months of 2008.

ACQUISITIONS

On February 29, 2008, we completed the acquisition of 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30.4 million, plus transaction costs. If certain financial targets are met in

2008, that purchase price may increase by approximately CAD $4.0 million in cash (approximately $3.9 million in USD at March 31, 2008). Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette. We believe the acquisition of Composatron is ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

RECENT DEVELOPMENTS

On March 10, 2008, we announced the appointment of Eric K. Jungbluth as Chief Executive Officer. Mr. Jungbluth, 47, joins the Company from HNI Corporation, where he served as an Executive Vice President and the President of The HON Company. Mr. Jungbluth joined HNI Corporation in 2003 as President of Allsteel Inc. Prior to joining Allsteel, Mr. Jungbluth held several senior roles at Moen Incorporated (a division of Fortune Brands) including Vice President of National Accounts, Vice President of Business Development, and VP/General Manager of CSI Accessories. Mr. Jungbluth also spent two years at Kirsch (a division of Newell) as Vice President of Sales, and ten years at Warner Lambert in sales, marketing, and brand management roles. Mr. Jungbluth has a BA degree from the University of Wisconsin with a major in accounting and finance. Effective April 7, 2008, Mr. Jungbluth replaced Glenn Fischer, the Company’s Interim Chief Executive Officer prior to Mr. Jungbluth’s appointment. Glenn Fischer continues to serve on the Company’s board of directors.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between March 31, 2008 and December 31, 2007 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is adjusted when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial use, is 25 years. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. Warranty reserves require a high level of judgment as our AZEK products have only been on the market for eight years, so we must estimate warranty costs over a considerable length of time without significant historical data on warranty costs for this product. Management assesses warranty reserves based on sales by product as well as historical warranty costs which have been immaterial thus far. Management believes that the warranty reserves at March 31, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on our existing business. The evaluation necessarily involves significant management judgment. We have determined that no impairment of goodwill or other intangibles existed at December 31, 2007, and is not aware of any events or circumstances that would indicate impairment through March 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007
Net sales	$94,173	$94,447
Cost of sales	(69,310)	(66,894)
Gross margin	24,863	27,553
Selling, general and administrative expenses	(12,334)	(10,638)
Operating income	12,529	16,915
Interest expense, net	(9,179)	(8,546)
Miscellaneous, net	(15)	(39)
Income before income taxes	3,335	8,330
Income tax expense	(1,285)	(3,120)
Net income	$2,050	$5,210

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(73.6)	(70.8)
Gross margin	26.4	29.2
Selling, general and administrative expenses	(13.1)	(11.3)
Operating income	13.3	17.9
Interest expense, net	(9.7)	(9.1)
Miscellaneous—net	-	-
Income before income taxes	3.6	8.8
Income tax expense	(1.4)	(3.3)
Net income	2.2%	5.5%

Net Sales. Net sales of $94.2 million for the three months ended March 31, 2008 remained fairly level when compared to sales for the same period of 2007. Overall, AZEK Building Products net sales increased 3.3% from March 31, 2008 compared to March 31, 2007, and Scranton Products net sales decreased 10.0% from March 31, 2008 compared to March 31, 2007. Overall, we sold 71.4 million pounds of product during the three months ended March 31, 2008, which was a 2.9% decrease from the 73.5 million pounds sold during the three months ended March 31,

2007. Volume declines were primarily attributable to declines in our AZEK Trim product line and Scranton Products offset by growth in AZEK Deck volumes.

Cost of Sales. Cost of sales increased by $2.4 million, or 3.6%, to $69.3 million for the three months ended March 31, 2008 from $66.9 million for the same period in 2007. The increase was primarily attributable to a 42.8% increase in average resin costs for the three months ended March 31, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies.

Gross Margin. Gross margin decreased by $2.7 million, or 9.8%, to $24.9 million for the three months ended March 31, 2008 from $27.6 million for the same period of 2007. Gross margin as a percent of net sales decreased to 26.4% for the three months ended March 31, 2008 from 29.2% for the same period in 2007. This decrease was mainly attributable to the increase in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 15.9%, to $12.3 million, or 13.1% of net sales for the three months ended March 31, 2008 from $10.6 million, or 11.3% of net sales for the same period in 2007. The increase in selling, general and administrative was primarily attributable to a $0.4 million increase in the amortization of intangibles acquired from the Procell Acquisition, a $0.2 million increase in corporate costs, as well as $0.1 related to the Composatron Acquisition, as well as increased selling and marketing costs at AZEK Building Products.

Interest Expense, net. Interest expense, net, increased by $0.6 million, or 7.4%, to $9.2 million for the three months ended March 31, 2008 from $8.5 million for the same period in 2007. Interest expense was higher primarily from the addition of $25.0 million related to the Composatron Acquisition, which closed on February 29, 2008, as well from the $15.8 million borrowed on our revolving credit facility.

Income Taxes. Income taxes decreased by $1.8 million, or 58.8%, to $1.3 million for the three months ended March 31, 2008 from a $3.1 million expense for the same period in 2007. Income tax expense decreased primarily from the decrease in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state deferred taxes are recorded.

Net Income. Net income decreased by $3.2 million, to net income of $2.1 million for the three months ended March 31, 2008 from a net income of $5.2 million for the comparable period in 2007 as a result of reasons described above, particularly from the higher average resin costs, as well as from increased selling, general and administrative expenses.

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

AZEK Building Products – Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007
Net sales	$71,301	$69,030
Cost of sales	(51,784)	(48,041)
Gross margin	19,517	20,989
Selling, general and administrative expenses	(6,595)	(5,279)
Operating income	$12,922	$15,710

Net Sales. Net sales increased by $2.3 million or 3.3%, to $71.3 million for the three months ended March 31, 2008 from $69.0 million for the same period in 2007. Overall, we sold 60.2 million pounds of product during the three months ended March 31, 2008, which was a 0.6% decrease from the 60.6 million pounds sold during the comparable period in 2007. This volume was primarily affected by increased volume growth in our decking products through the expansion of deck offerings across our dealer network, offset by declines in our trim and industrial products. The Composatron Acquisition, which closed on February 29, 2008, did not have material impact on operating results for the first quarter of 2008.

Cost of Sales. Cost of sales increased by $3.7 million, or 7.8%, to $51.8 million for the three months ended March 31, 2008 from $48.0 million for the same period of 2007. The increase was primarily attributable to 42.8% increase in average resin costs for the three months ended March 31, 2008 compared to the same period in 2007 as well as an increase in volumes for our decking products, partially offset by manufacturing efficiencies.

Gross Margin. Gross margin decreased by $1.5 million, or 7.0% to $19.5 million for the three months ended March 31, 2008 from $21.0 million for the same period in 2007. This decrease was primarily attributable to increased material costs. Gross margin as a percent of net sales was 27.4% for the three months ended March 31, 2008 compared to 30.4% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 24.9% to $6.6 million, or 9.2% of sales for the three months ended March 31, 2008 from $5.3 million, or 7.6% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to increased selling and marketing costs attributable to the expansion and introduction of additional product lines.

Operating Income. Operating income decreased by $2.8 million, or 17.7% to $12.9 million for the three months ended March 31, 2008 from $15.7 million for the comparable period in 2007 primarily due to moderate sales growth primarily offset by higher average resin costs.

Scranton Products – Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007
Net sales	$22,872	$25,417
Cost of sales	(17,526)	(18,853)
Gross margin	5,346	6,564
Selling, general and administrative expenses	(2,889)	(2,721)
Operating income	$2,457	$3,843

Net Sales. Net sales decreased by $2.5 million or 10.0% to $22.9 million for the three months ended March 31, 2008 from $25.4 million for the same period in 2007. Net sales were affected by declines in our commercial business due to difficulty surrounding the integration of product lines and shared customer bases with those from the Santana Acquisition, as well as declines in our industrial business line. Overall, we sold 11.1 million pounds of product in the three months ended March 31, 2008, which is a decrease of 13.9% from the 12.9 million pounds sold during the comparable period in 2007.

Cost of Sales. Cost of sales decreased by $1.3 million, or 7.0%, to $17.5 million for the three months ended March 31, 2008 from $18.9 million for the same period of 2007. Despite a 42.8% increase in average resin costs for the three months ended March 31, 2008 compared to the same period in 2007, the decrease was primarily attributable to the decline in volumes.

Gross Margin. Gross margin decreased by $1.2 million, or 18.6% to $5.3 million for the three months ended March 31, 2008 from $6.6 million for the same period in 2007. This decrease was primarily attributable to increased material costs and lower sales volumes. Gross margin as a percent of net sales decreased to 23.4% for the three months ended March 31, 2008 from 25.8% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 6.2%, to $2.9 million, or 12.6% of sales for the three months ended March 31, 2008 from $2.7 million, or 10.7% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was largely attributable to increased marketing efforts for the commercial building product lines.

Operating Income. Operating income decreased by $1.4 million, or 36.1% to $2.5 million for the three months ended March 31, 2008 from $3.8 million for the comparable period in 2007 due to lower sales volumes and higher average resin costs.

Corporate Costs– The Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(2,850)	(2,638)
Operating income	$(2,850)	$(2,638)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.2 million, or 8.0%, to $2.9 million for the three months ended March 31, 2008 from $2.6 million for the three months ended March 31, 2007. The increase in general and administrative expenses was primarily attributable to a $0.1 million sign-on bonus for our newly appointed chief executive officer and approximately $0.1 million of increased professional fees such as information technology, accounting and legal costs, to continually support our public company infrastructure.

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

            Net cash provided by operating activities was $6.0 million and $11.2 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities in the year 2008 was primarily due to higher receivables related to the addition of AZEK Deck as part of the winter buy program, offset by improvements in accounts payable management.

Net cash used in investing activities was $30.6 million and $59.9 million for the three months ended March 31, 2008 and 2007, respectively. In 2008, cash used in investing activities of $31.0 million related to the Composatron Acquisition which closed on February 29, 2008. The remaining cash used in investing activities related to $1.5 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. In 2007, cash used in investing activities of $57.4 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $2.5 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. We estimate that capital expenditures for 2008 will be $8.0 to $13.0 million.

Net cash provided by financing activities was $39.1 million and $57.9 million for the three months ended March 2008 and 2007, respectively. On February 29, 2008, we received proceeds of $24.3 million related to the Term Loan in order to finance a portion of the Composatron Acquisition. We also borrowed $15.8 million from our new credit facility during the first quarter of 2008. On January 31, 2007 we received proceeds of $33.0 million related to the additional financing of floating rate notes as well as $34.9 million in additional capital contributions, in order to finance the Procell Acquisition. We also incurred an additional $0.3 million in financing costs related to the public registration and exchange offer of our Notes.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at March 31, 2008. The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Prior Senior Secured Revolving Credit Facility

CPG's prior senior secured revolving credit facility provided availability of up to $40.0 million. However, the amount of borrowing capacity available was limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the senior secured revolving credit facility were available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the senior secured revolving credit facility was secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility was guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and AZEK Building Products Inc.

Our prior senior secured revolving credit facility imposed certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, our prior senior secured revolving credit facility included a material financial covenant that required CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0. For more details of the terms of the senior secured credit facility, see “—Covenant Ratios in Indenture and Credit Agreements” below.

On February 13, 2008, the Company terminated its senior secured revolving credit facility and entered into a new senior secured revolving credit agreement that permits borrowings of up to $65.0 million. On February 29,

2008, the Company also entered into a $25.0 million term loan and security agreement. For further details regarding these transactions, see “—New Senior Secured Revolving Credit Facility” and “—Term Loan” below.

New Senior Secured Revolving Credit Facility

On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc. (“AZEK”), Procell Decking Inc (“Procell”) and Scranton Products Inc. (“Scranton”; AZEK and Procell on one hand and Scranton on the other hand each a “group”) entered into a new senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”). AZEK, Procell and Scranton are the borrowers under the Revolving Credit Facility. On February 13, 2008, concurrently with the execution of the Revolving Credit Facility, we terminated our then outstanding senior secured revolving credit facility. On February 13, 2008, we repaid the outstanding principal amount of approximately $15.1 million under our prior facility with an approximately $15.1 million draw under the Revolving Credit Facility.

The Revolving Credit Facility provides for an aggregate maximum credit of $65.0 million. The borrowing capacity available to each group is limited by a borrowing base. For each group, the borrowing base is limited to a percentage of eligible accounts and inventory, less reserves that may be established by the administrative agent in the exercise of its reasonable business judgment. The Revolving Credit Facility provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of up to 0.5%, or (ii) adjusted LIBOR plus a spread of 1.5% to 2.25% or (iii) a combination thereof.

The obligations under the Revolving Credit Facility are secured by substantially all of our present and future assets including equity interests of our domestic subsidiaries of and 65% of the equity interests of our first-tier foreign subsidiaries, but excluding real property. The obligations under the Revolving Credit Facility are guaranteed by us and our wholly owned domestic subsidiaries.

The Revolving Credit Facility matures on the earliest of (i) February 13, 2013, (ii) the date which precedes the maturity date of the term loans under the Term Loan Agreement by three months to the extent that obligations thereunder are still outstanding, unless there is excess availability of at least $10.0 million, (iii) 6 months prior to the maturity of the Senior Floating Rate Notes to the extent that obligations thereunder are still outstanding and (iv) 6 months prior to the maturity of the Senior Fixed Rate Notes to the extent that obligations thereunder are still outstanding.

The Revolving Credit Facility contains negative covenants that limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase indebtedness. The covenants under the Revolving Credit Facility also include a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our EBITDA (the method of calculation of which is substantially similar to the one in our prior senior secured credit facility) for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. See “—Covenant Ratios in Indenture and Credit Agreements” below.

Term Loan

On February 29, 2008, we and our subsidiaries, including AZEK, Procell and Scranton, entered into a senior secured term loan agreement, with Wachovia Bank, National Association, as administrative agent and the lenders from time to time party thereto (the “Term Loan Agreement”). CPG, AZEK, Procell and Scranton are the borrowers under the Term Loan Agreement. The Term Loan Agreement provides for a term loan of $25.0 million, which has been drawn in order to fund a part of the financing for the Composatron Acquisition. The Term Loan Agreement provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of 4.0% or (ii) adjusted LIBOR plus a spread of 5.0%, subject to a LIBOR floor of 3.25%, or (iii) a combination thereof.

The obligations under the Term Loan Agreement are secured by substantially all of our present and future assets, including equity interests of our domestic subsidiaries and 65% of the equity interests of our first-tier foreign subsidiaries and our real property and fixtures related thereto. The obligations under the Term Loan Agreement are guaranteed by us and our wholly owned domestic subsidiaries.

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts. The borrowers are required to repay the outstanding principal under the Term Loan Agreement in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance under the Term Loan Agreement due on the maturity date, no later than February 28, 2011.

The Term Loan Agreement contains negative covenants that limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase subordinated indebtedness. The covenants under the Term Loan Agreement also include a financial covenant that requires us to maintain quarterly a maximum total senior secured leverage ratio (the method of calculation of which is substantially similar to the one in our prior senior secured credit facility) less than or equal to 2.5 to 1.0. See “—Covenant Ratios in Indenture and Credit Agreements” below.

Change in Control Provisions in Indebtedness. The occurrence of certain kinds of change of control events would constitute an event of default under the Company’s credit agreements, and would also trigger a requirement under the indenture governing the Notes to offer to repurchase all then outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Notes have been previously called for redemption. A default under the Company’s credit agreements would result in a default under the indenture governing the Notes if the lenders accelerate the debt under the Company’s credit agreements. In addition, the Company’s failure to purchase tendered Notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under the Company’s credit agreements. Moreover, the Company’s credit agreements restrict the Company’s ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, the Company would not be able to repurchase Notes unless the Company first repaid all indebtedness outstanding under the Company’s credit agreements and any of the Company’s other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit the Company to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding Notes may therefore require the Company to refinance the Company’s other outstanding debt, which the Company may not be able to do on commercially reasonable terms, if at all.

Covenant Ratios in Indenture and Credit Agreements. The credit agreement governing our prior senior secured credit facility included a material financial covenant that required CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0 (referred to in the credit agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the credit agreement as the ratio of (a) senior secured indebtedness on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for the such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant would have resulted in an event of default under our prior credit agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the credit agreement and would have triggered a cross-default under our indenture governing the Notes or other indebtedness we may incur in the future. Moreover, we would not have been able to borrow additional amounts under our senior secured credit facility if we were in default under our credit agreement, including non-compliance with this financial covenant.

Our new term loan agreement includes a financial covenant that requires us to maintain quarterly a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0. The method of calculation of the senior secured leverage ratio under the term loan agreement is substantially similar to the Senior Secured Leverage Ratio described herein. In addition, the method of calculation of Adjusted EBITDA under our new term loan agreement and our new senior secured revolving credit agreement is substantially similar to the calculation of Adjusted EBITDA in our prior senior secured credit facility, as described herein.

In addition, the indenture governing the Notes includes a material covenant limiting the amount of indebtedness that the Company, CPG and its subsidiaries may incur. Under the indenture, CPG and the subsidiary guarantors are permitted to incur indebtedness only if the ratio of Adjusted EBITDA (referred to in the indenture as “Consolidated EBITDA”) for the four most recent full fiscal quarters to certain fixed charges for such period, calculated on a pro forma basis is greater than 2.0 to 1.0 (referred to in the indenture as the “Consolidated Fixed Charge Coverage Ratio”) or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a letter of credit basket, an acquired debt basket and a general debt basket. The acquired debt basket permits CPG or any of its restricted subsidiaries to incur debt to finance an acquisition so long as the Consolidated Fixed Charge Coverage Ratio would be equal to or greater than immediately prior to such acquisition. CPG utilized this debt basket to finance the Santana Acquisition and the Procell Acquisition. Non-compliance with this covenant could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit agreements or other indebtedness we may incur in the future.

Our new senior secured revolving credit agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. For further details regarding this new term loan agreement, see “—Subsequent Financing” below. At March 31, 2008, the Company had an available borrowing base of $32.6 million.

Adjusted EBITDA is calculated similarly under our prior credit agreement, our new credit agreements and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition, including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with the Transaction or any other acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, as permitted by Accounting Principles Board Opinions Nos. 16 and 17, respectively; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to SFAS No. 142 and No. 144 and the amortization of intangibles arising pursuant to SFAS No. 141.

In calculating the ratios, our Adjusted EBITDA, senior secured indebtedness and fixed charges, as the case may be, are each adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies, if any, expected to be obtained in the succeeding six months.

Accordingly, the ratios presented below give pro forma effect to the Composatron Acquisition which closed on February 29, 2008.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our prior credit agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our prior credit agreement:

			Twelve Months
			Ended
(	Dollars in thousands)		March 31,
		Covenant Amount	2008
	Senior Secured Leverage Ratio	Maximum of 1.5x	0.27x
	Senior secured indebtedness		$17,209
	Adjusted EBITDA		$64,457

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreements and indenture, for the twelve month period ended March 31, 2008, on a pro forma basis as defined by our credit agreements:

		Add:	Less:
		Three	Three	Twelve
	Year	Months	Months	Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	March 31,	March 31,	March 31,
	2007	2008	2007	2008
Net income (a)	$4,627	$2,050	$5,210	$1,467
Interest expense, net (a)	33,698	9,179	8,546	34,331
Income tax expense	3,760	1,285	3,120	1,925
Depreciation and amortization	18,157	4,853	4,126	18,884
EBITDA	60,242	17,367	21,002	56,607
Relocation and hiring costs	—	100	—	100
Retiring executive costs	—	—	—
Management fee and expenses (d)	1,733	551	375	1,909
Severance costs(c)	1,009	71	21	1,059
Settlement charges (b)	500	26	—	526
Gain on sale of property (e)	(422)	—	—	(422)
Santana Acquisition costs (f)	13	—	13	—
Procell non—recurring charges (g)	60	—	11	49
Adjusted EBITDA	$63,135	$18,115	$21,422	$59,828
Pro forma adjustments	4,882	1,980	2,233	4,629
Adjusted EBITDA with pro forma adjustments	$68,017	$20,095	$23,655	$64,457

_____________

(a)     Net loss and interest expense each includes the amortization of approximately $0.4 million of deferred financing costs classified as interest expense for the three months ended March 31, 2008.

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

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our debt agreements, management believes the adjustments described above are in accordance with the covenants in our credit agreements and indenture, as discussed above. Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP and should be utilized in understanding our ability to comply with our debt instruments. Adjusted EBITDA should be used to analyze our ability to comply with our covenants. In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Long-term Liquidity. At March 31, 2008, we had the availability of $32,528,000 under our new senior secured revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our new senior secured revolving credit facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our new senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2008. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond March 31, 2008 for certain of these liabilities.

		Due in
		less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	year	1-3 years	3-5 years	5 years
Long term debt	$302,363	$250	$24,750	$277,363	$—
Credit facility	15,779	15,779	—	—	—
Interest on Notes and Term Loan	158,266	32,029	95,317	30,920	—
Interest on credit facility	245	245	—	—	—
Raw materials in transit	1,982	1,982	—	—	—
Capital lease obligations	16,955	2,082	5,224	2,856	6,793
Operating lease obligations	10,336	1,916	3,717	2,438	2,265
Total (a)(b)(c)	$505,926	$54,283	$129,008	$313,577	$9,058

__________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 11.4% related to our Floating Rate Notes and 8.09% related to our Term Loan.
(b)	As of March 31, 2008, there was a letter of credit of $1.4 million held against our credit facility, which provides for borrowings of up to $65.0 million.
(c)	As of May 2, 2008, our credit facility had a balance of $5.0 million outstanding and a letter of credit of $1.4 million held against it.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial instruments, and non-financial instruments beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard for financial instruments did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to the floating rate notes and any outstanding amounts under our new senior secured revolving credit facility. In addition, the market value of the fixed rate notes will fluctuate with interest rates.

Our outstanding floating rate notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.3 million per year. Our new senior secured revolving credit facility provides for borrowings of up to $65.0 million, which also bear interest at variable rates. Assuming the new senior secured revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly, the cost of petrochemical resin. Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth.

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the three months ended March 31, 2008 and 2007. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Our raw material supplies are subject to not only price fluctuations but also other market disturbances including supply shortages and natural disasters. In the event of an industry-wide general shortage of resins, or a shortage or discontinuation of certain types of resins purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. In the past, we have been able to maintain necessary raw material supplies, but any such shortages may materially negatively impact our production process as well as our competitive position versus companies that are able to better or more cheaply source resin.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

For the three months ended March 31, 2008, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: May 15, 2008	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer