Form 10-Q
period 2008-06-30
CPG INTERNATIONAL INC.
filed 2008-08-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There is no public market for the registrant’s common stock. As of July 31, 2008 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2008

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007.	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007.	4

Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007.	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	50

Item 4T. Controls and Procedures.	51

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	52

Item 1A. Risk Factors.	52

Item 6. Exhibits.	52

SIGNATURES.

                                                                                                                      2

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(unaudited)

(dollars in thousands)

	June 30,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash	$13,679	$9,608
Receivables:
Trade, less allowance for doubtful accounts of $1,717 and $1,343 in 2008 and 2007, respectively	40,770	30,712
Inventories	45,980	52,391
Deferred income taxes—current	7,327	8,321
Prepaid expenses and other	4,049	9,314
Total current assets	111,805	110,346
Property and equipment—net	98,106	92,693
Goodwill	301,841	288,084
Intangible assets —net	98,415	100,115
Deferred financing costs—net	8,378	8,605
Other assets	—	653
Total assets	$618,545	$600,496

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$25,381	$27,474
Current portion of capital lease	920	1,415
Current portion of long-term debt obligations	5,250	—
Accrued interest	15,357	15,696
Accrued costs – Procell Acquisition	2,727	18,066
Accrued expenses	11,477	8,637
Total current liabilities	61,112	71,288
Deferred income taxes	44,118	45,425
Capital lease obligation—less current portion	6,986	5,411
Long-term debt—less current portion	302,079	278,107
Accrued warranty	3,325	3,107
Other liabilities	638	664
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at June 30, 2008
and December 31, 2007	—	—
Additional paid-in capital	205,646	199,961
Retained deficit	(4,219)	(3,467)
Note receivable – CPG Holdings	(808)	—
Accumulated other comprehensive loss	(332)	—
Total shareholder’s equity	200,287	196,494
Total liabilities and shareholder’s equity	$618,545	$600,496

See notes to condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net sales	$75,367	$77,054
Cost of sales	(57,932)	(55,368)
Gross margin	17,435	21,686
Selling, general and administrative expenses	(13,249)	(12,013)
Gain on sale of property	—	443
Operating income	4,186	10,116

Other income (expenses):
Interest expense	(9,009)	(8,591)
Interest income	109	216
Miscellaneous – net	64	—
Total other expenses-net	(8,836)	(8,375)

(Loss) income before income taxes	(4,650)	1,741
Income tax benefit (expense)	1,848	(708)
Net (loss) income	$(2,802)	$1,033

See notes to condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Six Months Ended June 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net sales	$169,540	$171,501
Cost of sales	(127,242)	(122,262)
Gross margin	42,298	49,239
Selling, general and administrative expenses	(25,583)	(22,651)
Gain on sale of property	—	443
Operating income	16,715	27,031

Other income (expenses):
Interest expense	(18,267)	(17,222)
Interest income	188	301
Miscellaneous – net	49	(39)
Total other expenses-net	(18,030)	(16,960)

(Loss) income before income taxes	(1,315)	10,071
Income tax benefit (expense)	563	(3,828)
Net (loss) income	$(752)	$6,243

See notes to condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Cash flow from operating activities:
Net income	$(752)	$6,243
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,989	8,129
Non-cash interest charges	1,530	942
Deferred income tax (benefit) provision	(312)	3,372
Other	(21)	—
(Gain)/loss on disposition of fixed assets	—	(443)
Changes in certain assets and liabilities:
Trade receivables	(4,734)	(6,230)
Inventories	10,798	11,027
Prepaid expenses and other current assets	5,749	1,094
Accounts payable – primarily trade	(5,458)	(5,429)
Accrued expenses and interest	1,452	501
Other liabilities and assets	37	689
Net cash provided by operating activities	18,278	19,895
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(31,127)	—
Acquisition of Procell, net of cash received	(9,654)	(57,389)
Purchases of property and equipment	(2,312)	(5,738)
Disposal of property and equipment	1,887	—
Proceeds from disposition of fixed assets	—	1,981
Net cash used in investing activities	(41,206)	(61,146)
Cash flows from financing activities:
Capital contribution	—	34,894
Proceeds from issuance of long-term obligation	24,313	33,000
Proceeds under revolving credit facility	15,000	—
Payment on revolving credit facility	(10,000)	(9,500)
Payment on long-term obligations	(991)	(512)
Payment of financing fees	(1,263)	(416)
Net cash provided by financing activities	27,059	57,466
Cash impact of currency translation adjustment	(60)	—
Net increase in cash and cash equivalents	4,071	16,215
Cash and cash equivalents – Beginning of period	9,608	2,173
Cash and cash equivalents – End of period	$13,679	$18,388
Supplemental disclosures:
Cash paid for interest	$17,076	$14,467
Cash paid for income taxes	$1,212	$22
Capital expenditures in accounts payable at end of period	$133	$945
Capital lease for equipment	$1,939	$—
Redemption of restricted units – Procell Acquisition	$5,685	$—

See notes to condensed consolidated financial statements.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for the full year.

The Company has guaranteed debt securities of its direct subsidiary, CPG International I Inc. (“CPG”), and, as a result, although CPG is the issuer of the debt securities, the financial statements included herein for the periods presented are those of the Company. See Note 12 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

Allowance for Doubtful Accounts

Credit is extended to commercial, institutional, residential and industrial construction customers based on an evaluation of their financial condition and collateral is generally not required. The evaluation of the customer’s financial condition is performed to reduce the risk of loss. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Amounts are written-off when they are determined to be uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Beginning balance	$1,576	$1,497
Increase for anticipated bad debts	250	250
Decrease for accounts written off	(109)	—
Ending balance	$1,717	$1,747

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Beginning balance	$1,343	$1,497
Increase for anticipated bad debts	507	250
Decrease for accounts written off	(133)	—
Ending balance	$1,717	$1,747

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle, therefore management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at June 30, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company currently classifies the warranty as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Beginning balance	$3,328	$3,331
Warranty settlements incurred	(6)	(109)
Effect of foreign currency translation	3	—
Ending balance	$3,325	$3,222

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Beginning balance	$3,107	$1,854
Additions related to sales(1)	227	1,546
Warranty settlements incurred	(12)	(178)
Effect of foreign currency translation	3	—
Ending balance	$3,325	$3,222

____________________

(1)	Approximately $227,000 added as an initial reserve at March 1, 2008 related to the Composatron Acquisition (Note 3).

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes and the relative maturities and the carrying values approximates fair value at the balance sheet dates.

The carrying amount and fair value of the Company’s financial instruments including current maturities at June 30, 2008 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,095	$230,933
Term Loan	24,234	24,234
Revolving credit facility	$5,000	$5,000

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,107	$264,630

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

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company's shareholder. The Company's comprehensive income (loss) consists of accumulated foreign currency translation adjustments.

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

Income Taxes

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008 and December 31, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in Canada for federal and provincial jurisdictions. The Company and its

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently completed an examination of a subsidiary’s tax return for certain tax periods in 2004 and 2005 with no change.  AZEK Canada is currently undergoing an audit by Canada Revenue for 2006 and 2007. The Company is not liable for any adjustments arising from this audit as the Company was indemnified under the purchase agreement for its Canadian subsidiary. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

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

The Company operates the following two reportable segments: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trimboards, Mouldings, Deck and Rail and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2008:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$45,413	$29,954	$—	$—	$75,367
Intersegment net sales	—	—	—	—	—
Total net sales	45,413	29,954	—	—	75,367
Cost of sales	(35,985)	(21,947)	—	—	(57,932)
Gross margin	9,428	8,007	—	—	17,435
Selling, general and administrative expenses	(6,671)	(3,208)	(3,370)	—	(13,249)
Segment operating income (loss)	$2,757	$4,799	$(3,370)	$—	$4,186

Segmented financial data:
Interest expense	$(5,139)	$(3,671)	$(199)	$—	$(9,009)
Interest income	$83	$25	$1	$—	$109
Depreciation and amortization classified as:
Cost of sales	$3,032	$757	$—	$—	$3,789
Selling, general and administrative expense	760	315	272	—	1,347
Total depreciation and amortization	$3,792	$1,072	$272	$—	$5,136
Total capital expenditures(1)	$442	$156	$132	$—	$730

______

(1)	Includes capital expenditures in accounts payable

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2008:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$116,714	$52,826	$—	$—	$169,540
Intersegment net sales			—	—	—
Total net sales	116,714	52,826	—	—	169,540
Cost of sales	(87,769)	(39,473)	—	—	(127,242)
Gross margin	28,945	13,353	—	—	42,298
Selling, general and administrative expenses	(13,266)	(6,097)	(6,220)	—	(25,583)
Segment operating income (loss)	$15,679	$7,256	$(6,220)	$—	$16,715

Segmented financial data:
Interest expense	$(10,089)	$(7,853)	$(325)	$—	$(18,267)
Interest income	$131	$52	$5	$—	$188
Depreciation and amortization classified as:
Cost of sales	$5,707	$1,578	$—	$—	$7,285
Selling, general and administrative expense	1,527	634	543	—	2,704
Total depreciation and amortization	$7,234	$2,212	$543	$—	$9,989
Total capital expenditures(1)	$1,853	$374	$218	$—	$2,445

______________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$48,172	$28,882	$—	$—	$77,054
Intersegment net sales	—	—	—	—	—
Total net sales	48,172	28,882	—	—	77,054
Cost of sales	(35,111)	(20,257)	—	—	(55,368)
Gross margin	13,061	8,625	—	—	21,686
Selling, general and administrative expenses	(5,628)	(3,597)	(2,788)	—	(12,013)
Gain on sale of property	—	443	—	—	443
Segment operating income (loss)	$7,433	$5,471	$(2,788)	$—	$10,116

Segmented financial data:
Interest expense	$(4,807)	$(3,696)	$(88)	$—	$(8,591)
Interest income	$140	$61	$15	$—	$216
Depreciation and amortization classified as:
Cost of sales	$2,108	$972	$—	$—	$3,080
Selling, general and administrative expense	330	322	271	—	923
Total depreciation and amortization	$2,438	$1,294	$271	$—	$4,003
Total capital expenditures(1)	$4,088	$83	$1	$—	$4,172

______

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2007:

	AZEK
	Building	Scranton
	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$117,203	$54,298	$—	$—	$171,501
Intersegment net sales	—	—	—	—	—
Total net sales	117,203	54,298	—	—	171,501
Cost of sales	(83,152)	(39,110)	—	—	(122,262)
Gross margin	34,051	15,188	—	—	49,239
Selling, general and administrative expenses	(10,907)	(6,319)	(5,425)	—	(22,651)
Gain on sale of property	—	443	—	—	443
Segment operating income (loss)	$23,144	$9,312	$(5,425)	$—	$27,031

Segmented financial data:
Interest expense	$(9,588)	$(7,463)	$(171)	$—	$(17,222)
Interest income	$189	$83	$29	$—	$301
Depreciation and amortization classified as:
Cost of sales	$4,074	$2,238	$—	$—	$6,312
Selling, general and administrative expense	656	654	507	—	1,817
Total depreciation and amortization	$4,730	$2,892	$507	$—	$8,129
Total capital expenditures(1)	$6,072	$279	$332	$—	$6,683

______________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Total assets:
AZEK Building Products	$417,788	$402,154
Scranton Products	191,959	190,583
Corporate	8,798	7,759
Total consolidated assets	$618,545	$600,496

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	June 30, 2008		June 30, 2007
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	21%	27%	11%	18%
Distributor B	8	10	7	10
Distributor C	5	6	4	7
Total	34%	43%	22%	35%

	Six Months		Six Months
	Ended		Ended
	June 30, 2008		June 30, 2007
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	39%	21%	31%
Distributor B	8	11	7	10
Distributor C	9	13	4	6
Total	44%	63%	32%	47%

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30,364,000. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4,000,000 in cash (approximately $3,960,000 USD at June 30, 2008) to the former owners, based on meeting certain operating targets in 2008. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company's operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on relative fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination as well as final working capital adjustments. A valuation study is currently being performed on land, buildings and equipment acquired, as well as intangible assets such as patented technology, trademarks and customer relationships, which will change the purchase price allocation and may result in additional depreciation of property and equipment and amortization of identifiable intangible assets over their estimated useful lives. The Company is also in the process of evaluating the fair market value of inventory and the required reserve balances for allowance for doubtful accounts, as well as other liabilities such as accrued workers compensation and accrued warranty costs, all of which may impact the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is not expected to be deductible for tax purposes.

The following table summarizes the preliminary allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price		$30,364
Transaction costs		1,229
		31,593
Less:
Cash and cash equivalents	$466
Accounts receivable	5,481
Inventory	4,516
Other current assets	497
Other assets	398
Property, plant and equipment	11,147
Total assets acquired	22,505
Accounts payable assumed	3,326
Other liabilities assumed	1,077
Total liabilities assumed	4,403
		(18,102)
Goodwill (excess purchase price over net asset value)		$13,491

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following pro forma consolidated financial information for the three and six months ended June 30, 2008 and 2007 are presented as though the Composatron Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Composatron's assets and liabilities, the changes made in related estimated useful lives of the assets at March 1, 2008, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

Pro Forma
Three Months
Ended
June 30,
(Dollars in thousands)	2007

Net sales	$84,381
Net income	$1,578

	Pro Forma	Pro Forma
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007

Net sales	$177,620	$187,109
Net income	$842	$6,738

On January 31, 2007, CPG acquired 100% of the outstanding equity of Pro-Cell, LLC (“Procell”), which owned and operated Procell Decking Systems for a purchase price of $77,324,000. In order to fund the Procell Acquisition, CPG issued an additional $33,000,000 aggregate principal amount of Floating Rate Notes on January 31, 2007. The remainder of the purchase price was funded through capital contributions of approximately $34,900,000 with the remainder of the balance funded through operating cash flow. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price was subject to final determination, including a cash payment, as well as additional equity in CPG International Holdings, LP (“Holdings”) to the former owners of Procell based upon the Company's achievement of certain financial and operating targets for the year ended December 31, 2007. The Company's management recorded $12,333,000 as the contingent cash payment under the terms of the purchase agreement, of which $9,654,000 was paid in April 2008. The remaining balance of approximately $2,727,000 was paid in July 2008. The former owners received 2,517.42 A units in Holdings, valued at $5,689,000. These shares were issued in April 2008. The value was based on a current valuation of Holdings A units. A valuation study was performed, which resulted in changes in property and equipment and the recording of intangible assets including customer relationships and proprietary technology amortizable on an accelerated basis over the next ten and fifteen years respectively, and non-compete agreements, amortizable over the next five years. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products, as well as additional product offerings. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is expected to be deductible for tax purposes.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

The following pro forma consolidated financial information for the six months ended June 30, 2007 is presented as though the Procell Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at February 1, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

Pro Forma
Six Months
Ended
June 30,
(Dollars in thousands)	2007

Net sales	$174,918

Net income	$5,477

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

4.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Raw materials	$23,204	$22,664
Work in process	86	145
Finished goods	22,690	29,582
Total inventories	$45,980	$52,391

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Land and improvements	$1,701	$1,701
Buildings and improvements	21,422	20,766
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	6,655
Manufacturing equipment	99,535	84,446
Office furniture and equipment	5,230	4,766
Total property and equipment	136,043	119,834
Construction in progress	880	3,805
	136,923	123,639
Accumulated depreciation	(38,817)	(30,946)
Total property and equipment – net	$98,106	$92,693

Depreciation expense for the three months ended June 30, 2008 and 2007 was approximately $4,089,000 and $3,393,000, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $7,905,000 and $6,909,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	June 30,	December 31,
(Dollars in thousands)	Years	2008	2007
Goodwill	—	$301,841	$288,084

Non-amortizable intangibles
Trademarks		71,400	71,400
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(723)	(473)
Non-compete agreement- net		1,777	2,027

Customer relationships	10	25,200	25,200
Accumulated amortization customer relationships		(7,713)	(6,382)
Customer relationships-net		17,487	18,818

Proprietary knowledge	15	9,100	9,100
Accumulated amortization proprietary knowledge		(1,714)	(1,230)
Proprietary knowledge-net		7,386	7,870

Royalty license		384	—
Accumulated amortization royalty license		(19)	—
Royalty license-net		365	—
Total amortizable intangibles-net		27,015	28,715
Intangible assets – net		$98,415	$100,115

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

At June 30, 2008, approximately $209,521,000 represents goodwill attributable to the AZEK Building Products segment and approximately $92,320,000 represents goodwill attributable to the Scranton Products segment.

Amortization expense for the three months ended June 30, 2008 and 2007 was approximately $1,029,000 and $610,000, respectively. Also, amortization expense for the six months ended June 30, 2008 and 2007 was approximately $2,084,000 and $1,220,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table presents the future intangible asset amortization expense based on existing intangible assets at June 30, 2008:

(Dollars in thousands)
2008	$2,101
2009	4,089
2010	3,988
2011	3,874
2012	3,326
Thereafter	9,637
Total	$27,015

The following table summarizes the changes in the Company’s goodwill for the year ended December 31, 2007 through June 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2007	$195,764	$92,320	$288,084
Purchase goodwill related to the Procell Acquisition	5	—	5
Preliminary purchase goodwill related to the Composatron Acquisition	13,491	—	13,491
Currency translation adjustment	261	—	261
Goodwill at June 30, 2008	$209,521	$92,320	$301,841

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2006	$140,455	$92,294	$232,749
Preliminary purchase goodwill related to the Procell Acquisition	48,633	—	48,633
Purchase goodwill related to the Santana Acquisition	—	39	39
Deferred tax adjustment	(123)	(456)	(579)
FIN 48 adoption adjustment	480	320	800
Goodwill at June 30, 2007	$189,445	$92,197	$281,642

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Deferred financing costs	$13,657	$13,194
Accumulated amortization	(5,279)	(4,589)
Total deferred financing costs, net	$8,378	$8,605

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Amortization of deferred financing costs for the three months ended June 30, 2008 and 2007 was approximately $523,000 and $475,000, respectively. Also, amortization of deferred financing costs for the six months ended June 30, 2008 and 2007 was approximately $1,021,000 and $947,000, respectively. In addition, during the first quarter of 2008, the Company wrote off approximately $469,000 of net deferred financing costs attributable to the Company's previous credit facility. Amortization of deferred financing costs, as well as the additional write-off is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (11.40% at
June 30, 2008 and 12.12% at December 31, 2007) (includes premium of
$95 at June 30, 2008 and $107 at December 31, 2007)	128,095	128,107
Credit Facility – (4.5% - 5.25% at June 30, 2008)	5,000	—
Term Loan due 2011 –8.09% at June 30, 2008 (includes discount of $641 at June 30, 2008)	24,234	—

Total	307,329	278,107
Less current portion	5,250	—
Long-term debt—less current portion	$302,079	$278,107

As of June 30, 2008, the Company has scheduled long term debt payments (excluding interest) of $125,000 in 2008, $250,000 in 2009 and 2010, $24,250,000 in 2011, and $128,000,000 in 2012 and $150,000,000 in 2013.

The Company has included its borrowing under the Credit Facility as current portion of long-term debt as of June 30, 2008 due to its intention to pay the balance within twelve months with operating funds.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

The Company is not aware of any instances of noncompliance with the financial covenants imposed by the debt agreements as of June 30, 2008.

9.	LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

On May 11, 2007, CPG sold one of its manufacturing facilities and concurrently entered into an operating lease with the buyer to continue to use a portion of the building through May 2009 at a rate of approximately $14,000 per month.

Future minimum rental payments at June 30, 2008 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2008	$1,379	$1,024
2009	2,775	1,937
2010	2,449	1,781
2011	1,906	1,477
2012	950	962
Thereafter	6,793	2,265
Total	16,252	$9,446
Less amount representing interest	(8,347)
Present value of minimum capital lease payments	7,905
Less current installments of obligations under capital leases	(920)
Obligations under capital leases—excluding current installments	$6,985

Total rent expense for the three months ended June 30, 2008 and 2007 was approximately $431,000 and $360,000, respectively. Rent expense for the six months ended June 30, 2008 and 2007 was approximately $877,000 and $664,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $750,000 are included in selling,

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

general and administrative expenses for the three and six months ended June 30, 2008, respectively. Management fees of $375,000 and $750,000 are included in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the three and six months ended June 30, 2008 was $127,000 and $254,000, respectively. Total lease payments for the three and six months ended June 30, 2007 was $126,000 and $251,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in CPG Holdings as a result of the Procell Acquisition. Total lease payments for the three and six months ended June 30, 2008 were approximately $185,000 and $323,000, respectively. Total lease payments for the three and six months ended June 30, 2007 were approximately $127,000 and $211,000, respectively. The Company has also paid storage fees in the amount of approximately $10,000 and $15,000 for the three and six months ended June 30, 2008, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $119,000 and $395,000 for the three and six months ended June 30, 2008, respectively. Total freight costs for this arrangement were approximately $126,000 and $238,000 for the three and six months ended June 30, 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid to these affiliated companies were approximately $214,000.

The Company entered into an agreement with its Chief Executive Officer, which provides the officer with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has a long-term receivable in the amount of $808,000 due from CPG Holdings. Currently, no repayment schedule has been established for this receivable. The receivable has been classified in shareholder's equity.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at June 30, 2008 and December 31, 2007 and for the three and six month ended June 30, 2008 and 2007. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	June 30, 2008
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor	Non-Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$13,549	$130	$—	$13,679
Net receivables	—	—	40,150	620	—	40,770
Inventory	—	—	45,521	459	—	45,980
Other current assets	—	—	11,197	179	—	11,376
Total current assets	—	—	110,417	1,388	—	111, 805
Net property and equipment	—	—	87,615	10,491	—	98,106
Goodwill	—	—	288,089	13,752	—	301,841
Net intangible assets	—	—	98,049	366	—	98, 415
Deferred financing costs	—	—	8,378	—	—	8,378
Investment in subsidiary	200,287	200,287	31,261	—	(431,835)	—
Intercompany receivables	—	317,686	993	7,355	(326,034)	—
Total assets	$200,287	$517,973	$624,802	$33,352	$(757,869)	$618,545
Accounts payable	$—	$—	$25,118	$263	$—	$25,381
Accrued interest	—	15,357	15,357	—	(15,357)	15,357
Current portion-long term debt	—	250	5,250	—	(250)	5,250
Accrued expenses	—	—	10,830	647	—	11,477
Accrued expenses Procell Acquisition	—	—	2,727	—	—	2,727
Other current liabilities	—	—	920	—	—	920
Total current liabilities	—	15,607	60,202	910	(15,607)	61,112
Deferred income taxes	—	—	43,829	289	—	44,118
Long-term debt	—	302,079	302,079	—	(302,079)	302,079
Other non-current liabilities	—	—	10,718	231	—	10,949
Intercompany payable	—	—	7,355	993	(8,348)	—
Equity	200,287	200,287	200,619	30,929	(431,835)	200,287
Total liabilities and equity	$200,287	$517,973	$624,802	$33,352	$(757,869)	$618,545

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2007
(Dollars in thousands)	CPG
	International
Consolidating	Inc.	CPG	Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$9,608	$—	$9,608
Net receivables	—	—	30,712	—	30,712
Inventory	—	—	52,391	—	52,391
Other current assets	—	—	17,635	—	17,635
Total current assets	—	—	110,346	—	110,346
Net property and equipment	—	—	92,693	—	92,693
Goodwill	—	—	288,084	—	288,084
Net intangible assets	—	—	100,115	—	100,115
Other assets	—	—	9,258	—	9,258
Investment in subsidiary	196,494	196,494	—	(392,988)	—
Intercompany receivables	—	293,803	—	(293,803)	—
Total assets	$196,494	$490,297	$600,496	$(686,791)	$600,496
Accounts payable	$—	$—	$27,474	$—	$27,474
Accrued interest	—	15,696	15,696	(15,696)	15,696
Accrued costs- Procell Acquisition	—	—	18,066	—	18,066
Other current liabilities	—	—	10,052	—	10,052
Total current liabilities	—	15,696	71,288	(15,696)	71,288
Deferred income taxes	—	—	45,425	—	45,425
Long-term debt	—	278,107	278,107	(278,107)	278,107
Other non-current liabilities	—	—	9,182	—	9,182
Equity	196,494	196,494	196,494	(392,988)	196,494
Total liabilities and equity	$196,494	$490,297	$600,496	$(686,791)	$600,496

	Three Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$74,786	$2,367	$(1,786)	$75,367
Cost of sales	—	—	(57,592)	(2,126)	1,786	(57,932)
Gross margin	—	—	17,194	241	—	17,435
Selling, general and administrative expenses	—	—	(12,776)	(473)	—	(13,249)
Operating income	—	—	4,418	(232)	—	4,186
Intercompany income	—	8,279	—	—	(8,279)	—
Interest expense, net of interest income	—	(8,279)	(8,903)	3	8,279	(8,900)
Miscellaneous, net	—	—	(12)	76	—	64
Income tax benefit (expense)	—	—	1,927	(79)	—	1,848
Equity in net (loss) income from subsidiary	(2,802)	(2,802)	(232)	—	5,836	—
Net (loss) income	$(2,802)	$(2,802)	$(2,802)	$(232)	$5,836	$(2,802)

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$168,800	$2,526	$(1,786)	$169,540
Cost of sales	—	—	(126,706)	(2,322)	1,786	(127,242)
Gross margin	—	—	42,094	204	—	42,298
Selling, general and administrative expenses	—	—	(25,001)	(582)	—	(25,583)
Operating income	—	—	17,093	(378)	—	16,715
Intercompany income	—	16,834	—	—	(16,834)	—
Interest expense, net of interest income	—	(16,834)	(18,082)	3	16,834	(18,079)
Miscellaneous, net	—	—	(27)	76	—	49
Income tax (expense) benefit	—	—	594	(31)	—	563
Equity in net income from subsidiary	(752)	(752)	(330)	—	1,834	—
Net income (loss)	$(752)	$(752)	$(752)	$(330)	$1,834	$(752)

	Three Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$77,054	$—	$77,054
Cost of sales	—	—	(55,368)	—	(55,368)
Gross margin	—	—	21,686	—	21,686
Selling, general and administrative expenses	—	—	(12,013)	—	(12,013)
Gain on sale of property	—	—	443	—	443
Operating income	—	—	10,116	—	10,116
Intercompany income	—	7,900	—	(7,900)	—
Interest expense, net of interest income	—	(7,900)	(8,375)	7,900	(8,375)
Miscellaneous, net	—	—	—	—	—
Income tax expense	—	—	(708)	—	(708)
Equity in net income from subsidiary	1,033	1,033	—	(2,066)	—
Net income (loss)	$1,033	$1,033	$1,033	$(2,066)	$1,033

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$171,501	$—	$171,501
Cost of sales	—	—	(122,262)	—	(122,262)
Gross margin	—	—	49,239	—	49,239
Selling, general and administrative expenses	—	—	(22,651)	—	(22,651)
Gain on sale of property	—	—	443	—	443
Operating income	—	—	27,031	—	27,031
Intercompany income	—	15,974	—	(15,974)	—
Interest expense, net of interest income	—	(15,974)	(16,921)	15,974	(16,921)
Miscellaneous, net	—	—	(39)	—	(39)
Income tax expense	—	—	(3,828)	—	(3,828)
Equity in net income from subsidiary	6,243	6,243	—	(12,486)	—
Net income (loss)	$6,243	$6,243	$6,243	$(12,486)	$6,243

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(752)	$(752)	$(752)	$(331)	$1,835	$(752)
Depreciation and amortization	—	—	9,484	505	—	9,989
Deferred income tax provision	—	—	(602)	290	—	(312)
Other non-cash expenses	—	—	1,509	—	—	1,509
Equity in net (income) loss from subsidiary	752	752	331	—	(1,835)	—
Trade receivables	—	—	(9,438)	4,704	—	(4,734)
Inventories	—	—	6,870	3,928	—	10,798
Accounts payable	—	—	(2,490)	(2,968)	—	(5,458)
Other changes in working capital	—	—	7,102	136	—	7,238
Net cash provided by (used in) operating activities	—	—	12,014	6,264	—	18,278
Composatron Acquisition, net of cash	—	—	(31,593)	466	—	(31,127)
Procell Acquisition	—	—	(9,654)	—	—	(9,654)
Purchases of property and equipment	—	—	(2,134)	(178)	—	(2,312)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(41,494)	288	—	(41,206)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Proceeds from revolving credit facility	—	—	15,000	—	—	15,000
Intercompany payable/receivable	—	—	6,362	(6,362)	—	—
Payment on revolving credit facility	—	—	(10,000)	—	—	(10,000)
Other cash used in financing activities	—	—	(2,254)	—	—	(2,254)
Net cash provided by financing activities	—	—	33,421	(6,362)	—	27,059
Cash impact of currency translation adjustment	—	—	—	(60)	—	(60)
Net increase (decrease) in cash and cash equivalents	—	—	3,941	130	—	4,071
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$13,549	$130	$—	$13,679

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2007
(Dollars in thousands)	CPG
	International
Consolidating	Inc.	CPG	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$6,243	$6,243	$6,243	$(12,486)	$6,243
Depreciation and amortization	—	—	8,129	—	8,129
Other non-cash expenses	—	—	3,871	—	3,871
Equity in net income from subsidiary	(6,243)	(6,243)	—	12,486	—
Trade receivables	—	—	(6,230)	—	(6,230)
Inventories	—	—	11,027	—	11,027
Accounts payable	—	—	(5,429)	—	(5,429)
Accrued expenses and interest	—	—	501	—	501
Other changes in working capital	—	—	1,783	—	1,783
Net cash provided by operating activities	—	—	19,895	—	19,895
Purchases of property and equipment	—	—	(5,738)	—	(5,738)
Acquisition of Procell, net	—	—	(57,389)	—	(57,389)
Other cash used in investing activities	—	—	1,981	—	1,981
Net cash used in investing activities	—	—	(61,146)	—	(61,146)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,894	—	34,894
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(928)	—	(928)
Net cash provided by (used in) financing activities	—	—	57,466	—	57,466
Net increase in cash and cash equivalents	—	—	16,215	—	16,215
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$18,388	$—	$18,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2007 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flow for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year.

OVERVIEW

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed and acquired a number of branded products including AZEK® Trim, AZEK Deck, AZEK Moulding, Trademark and Premier Railing, Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

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

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In the first half of 2008 and for 2007 and 2006 full year results, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. Our strategy continues to be to maintain two leading distributors in each geographic region that we enter. As of June 30, 2008, our distributors were selling our products to over 1,800 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 6%. Over the course of 2007 and through the first half of 2008, we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding and decking products, as well as through the introduction of additional product lines.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our product offerings which include Comtec, Capitol, Hiny Hider, EverTuff and TuffTec brands, are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states. We continue to focus on our market share within the commercial building markets, by actively engaging key dealers and sales representatives. Our focus is also to continue to develop leading brands for 2008 including new locker designs as well as a line of fire rated partitions. We believe that these additional goals will allow us to continue our market penetration into the commercial building market.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in the first half of 2008. Throughout our 24-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy, dry petrochemical resin prices have risen to higher levels than in previous years. Although resin costs are expected to remain fairly level for the second half of 2008, they have risen substantially over 2007. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity, and selling price increases in all of our product lines. Price increases implemented in the second quarter of 2008 in the AZEK residential business and the Scranton Products commercial business will become effective throughout the remainder of 2008 in order to mitigate the rapid increase in resin prices. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In the first half of 2008, approximately 22% of our products were sold for new construction, 39% were for remodeling, and 23% were in the commercial building sector, with the remaining 16% sold to various industrial end markets. Over 97% and 99% of our sales in the first half of 2008 and 2007, respectively, were in the United States.

We continue to experience economic factors that have affected our growth in the residential building market. We have experienced lower sales volume in our AZEK Building Products business during the second quarter of 2008 due to the continued decline in residential construction and the reluctance of distribution partners to maintain inventory levels. We also experienced a decline in sales volume in our industrial markets due to the slowdown in the broader economy. We expect this difficult economic environment to continue through 2008 and into 2009.

ACQUISITIONS

On February 29, 2008, we completed the acquisition of 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30.4 million, plus transaction costs. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4.0 million in cash (approximately $3.96 million in USD at June 30, 2008). Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette. We believe the acquisition of Composatron is ideal for the expansion of our product offerings within the building products market. The Composatron business is reported as part of our AZEK Building Products business unit.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between June 30, 2008 and December 31, 2007 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

Inventories

Inventories (mainly, petrochemical resin), are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”) and reduced for slow-moving and obsolete inventory.

Inventory obsolescence write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. At the end of each quarter, management within each business segment performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence write-down based on customer demand of the item, the quantity of the item on hand and the length of time the item has been in inventory.

Vendor Rebates

Certain vendor rebates and incentives are earned by us only when a specified level of annual purchases is achieved. We account for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate.

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle, therefore management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at June 30, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that its value may have declined. The evaluation, based on various analyses, addresses the impact on our existing business. We evaluate Goodwill annually at December 31 for impairment by comparing the fair value of each of our reporting units to its carrying value, including the Goodwill allocated to that reporting unit. The significant estimates and assumptions used by management in assessing the reporting units' fair value and the recoverability of Goodwill and other intangible assets are based on estimated discounted future cash flows of that unit. The basis for our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions for this method included a discount rate of approximately 10%, as well as revenue growth rates consistent with historical trends ranging from 5% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues.

The estimates of future cash flows, based on supportable projections, require management's judgment. Management bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. In addition, management uses certain indicators to evaluate whether the carrying value of Goodwill and other intangible assets may not be recoverable, including current-period operating cash flow declines or any significant adverse change in the business climate that could affect the value of an entity. We have determined that no impairment of goodwill or other intangibles existed at December 31, 2007, and are not aware of any events or circumstances that would indicate impairment through June 30, 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$75,367	$77,054
Cost of sales	(57,932)	(55,368)
Gross margin	17,435	21,686
Selling, general and administrative expenses	(13,249)	(12,013)
Gain on sale of property	—	443
Operating income	4,186	10,116
Interest expense, net	(8,900)	(8,375)
Miscellaneous, net	64	—
(Loss) income before income taxes	(4,650)	1,741
Income tax benefit (expense)	1,848	(708)
Net (loss) income	$(2,802)	$1,033

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(76.9)	(71.9)
Gross margin	23.1	28.1
Selling, general and administrative expenses	(17.6)	(15.6)
Gain on sale of property	-	0.6
Operating income	5.6	13.1
Interest expense, net	(11.8)	(10.9)
Miscellaneous—net	0.1	-
(Loss) income before income taxes	(6.2)	2.3
Income tax benefit (expense)	2.5	(0.9)
Net (loss) income	(3.7)%	1.3%

Net Sales. Net sales were $75.4 million for the three months ended June 30, 2008, a decrease of $1.7 million, or 2.2%, compared to $77.1 for the same period of 2007. AZEK Building Products net sales decreased 5.7% from June 30, 2008 compared to June 30, 2007, and Scranton Products net sales increased 3.7% from June 30, 2008 compared to June 30, 2007. Overall, we sold 50.3 million pounds of product during the three months ended June 30, 2008, which was an 8.0% decrease from the 54.7 million pounds sold during the three months ended June 30, 2007. Volume growth in the Scranton Products commercial business and the acquisition of Composatron were more than offset by declines in our residential and industrial businesses.

Cost of Sales. Cost of sales increased by $2.6 million, or 4.6%, to $57.9 million for the three months ended June 30, 2008 from $55.4 million for the same period in 2007. The increase was primarily attributable to a 35.1% increase in average resin costs for the three months ended June 30, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies. We expect resin costs to remain fairly level with the current quarter for the remainder of 2008.

Gross Margin. Gross margin decreased by $4.3 million, or 19.6%, to $17.4 million for the three months ended June 30, 2008 from $21.7 million for the same period of 2007. Gross margin as a percent of net sales decreased to 23.1% for the three months ended June 30, 2008 from 28.1% for the same period in 2007. This decrease was mainly attributable to the increase in material costs and lower volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 10.3%, to $13.2 million, or 17.6% of net sales for the three months ended June 30, 2008 from $12.0 million, or 15.6% of net sales for the same period in 2007. The increase in selling, general and administrative was primarily attributable to a $0.4 million increase in the amortization of intangibles acquired from the Procell Acquisition, a $0.6 million increase in corporate costs, as well as $0.5 million related to Composatron.

Interest Expense, net. Interest expense, net, increased by $0.5 million, or 6.3%, to $8.9 million for the three months ended June 30, 2008 from $8.4 million for the same period in 2007. Interest expense was higher primarily from the addition of $25.0 million related to the Composatron Acquisition, which closed on February 29, 2008, as well from the $5.0 million borrowed on our revolving credit facility.

Income Taxes. Income taxes decreased by $2.5 million, or 361.0%, to a $1.8 million benefit for the three months ended June 30, 2008 from a $0.7 million expense for the same period in 2007. Income tax expense decreased primarily from the decline in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state taxes are recorded.

Net Loss/Income. Net income decreased by $3.8 million, to a net loss of $2.8 million for the three months ended June 30, 2008 from net income of $1.0 million for the comparable period in 2007 as a result of reasons described above.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$169,540	$171,501
Cost of sales	(127,242)	(122,262)
Gross margin	42,298	49,239
Selling, general and administrative expenses	(25,583)	(22,651)
Gain on sale of property	—	443
Operating income	16,715	27,031
Interest expense, net	(18,079)	(16,921)
Miscellaneous, net	49	(39)
(Loss) income before income taxes	(1,315)	10,071
Income tax benefit (expense)	563	(3,828)
Net (loss) income	$(752)	$6,243

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(75.1)	(71.3)
Gross margin	24.9	28.7
Selling, general and administrative expenses	(15.1)	(13.2)
Gain on sale of property	-	0.3
Operating income	9.9	15.8
Interest expense, net	(10.7)	(9.9)
Miscellaneous—net	-	-
(Loss) income before income taxes	(0.8)	5.9
Income tax benefit (expense)	0.3	(2.2)
Net (loss) income	(0.5)%	3.6%

Net Sales. Net sales decreased by $2.0 million, or 1.1%, to $169.5 million for the six months ended June 30, 2008 from $171.5 for the six months ended June 30, 2007. Overall, AZEK Building Products net sales decreased 0.4% from June 30, 2008 compared to June 30, 2007, and Scranton Products net sales decreased 2.7% from June 30, 2008 compared to June 30, 2007. Overall, we sold 121.7 million pounds of product during the six months ended June 30, 2008, which was a 5.0% decrease from the 128.1 million pounds sold during the six months ended June 30, 2007. Growth in AZEK Deck volumes and the acquisition of Composatron were more than offset by declines in our residential and industrial markets.

Cost of Sales. Cost of sales increased by $5.0 million, or 4.1%, to $127.2 million for the six months ended June 30, 2008 from $122.3 million for the same period in 2007. The increase was primarily attributable to a 39.8% increase in average resin costs for the six months ended June 30, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies.

Gross Margin. Gross margin decreased by $6.9 million, or 14.1%, to $42.3 million for the six months ended June 30, 2008 from $49.2 million for the same period of 2007. Gross margin as a percent of net sales decreased to 24.9% for the six months ended June 30, 2008 from 28.7% for the same period in 2007. This decrease was mainly attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 12.9%, to $25.6 million, or 15.1% of net sales for the six months ended June 30, 2008 from $22.7 million, or 13.2% of net sales for the same period in 2007. The increase in selling, general and administrative was primarily attributable to a $0.8 million increase in the amortization of intangibles acquired from the Procell Acquisition, a $0.8 million increase in corporate costs, as well as $0.6 million related to Composatron, as well as increased selling and marketing costs at AZEK Building Products.

Interest Expense, net. Interest expense, net, increased by $1.2 million, or 6.8%, to $18.1 million for the six months ended June 30, 2008 from $16.9 million for the same period in 2007. Interest expense was higher primarily from the addition of $25.0 million related to the Composatron Acquisition, which closed on February 29, 2008, as well from the $5.0 million borrowed on our revolving credit facility.

Income Taxes. Income taxes decreased by $4.4 million, or 114.7%, to a $0.6 million benefit for the six months ended June 30, 2008 from a $3.8 million expense for the same period in 2007. Income tax expense decreased primarily from the decrease in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state taxes are recorded.

Net Loss/Income. Net income decreased by $7.0 million, to net loss of $0.8 million for the six months ended June 30, 2008 from a net income of $6.2 million for the comparable period in 2007 as a result of reasons described above, particularly from the higher average resin costs, as well as from increased selling, general and administrative expenses.

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

AZEK Building Products – Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$45,413	$48,172
Cost of sales	(35,985)	(35,111)
Gross margin	9,428	13,061
Selling, general and administrative expenses	(6,671)	(5,628)
Segment operating income	$2,757	$7,433

Net Sales. Net sales decreased by $2.8 million or 5.7%, to $45.4 million for the three months ended June 30, 2008 from $48.2 million for the same period in 2007. We sold 36.2 million pounds of product during the three months ended June 30, 2008, which was a 10.6% decrease from the 40.5 million pounds sold during the comparable period in 2007. Volume growth from the acquisition of Composatron was more than offset by declines in our residential and industrial markets. Volumes in the residential and industrial markets fell approximately 16.1% due to declines in the housing market as well as from the slow down in the broader economy, which was only partially offset by a 5.5% increase in volumes from the Composatron Acquisition.

Cost of Sales. Cost of sales increased by $0.9 million, or 2.5%, to $36.0 million for the three months ended June 30, 2008 from $35.1 million for the same period of 2007. The increase was primarily attributable to a 35.1% increase in average resin costs for the three months ended June 30, 2008 compared to the same period in 2007. This increase in average resin cost was partially offset by lower sales volumes, quarter over quarter.

Gross Margin. Gross margin decreased by $3.6 million, or 27.8% to $9.4 million for the three months ended June 30, 2008 from $13.1 million for the same period in 2007. This decrease was primarily attributable to lower sales and increased material costs. Gross margin as a percent of net sales was 20.8% for the three months ended June 30, 2008 compared to 27.1% for the same period in 2007. This decrease was mainly attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 18.5% to $6.7 million, or 14.7% of sales for the three months ended June 30, 2008 from $5.6 million, or 11.7% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to a $0.4 million increase in the amortization of intangibles acquired from the Procell Acquisition, as well as $0.5 million related to the Composatron Acquisition. We expect levels to continue to remain higher than last year due to these acquisitions.

Operating Income. Operating income decreased by $4.7 million, or 62.9% to $2.8 million for the three months ended June 30, 2008 from $7.4 million for the comparable period in 2007 primarily due to lower sales compounded by higher average resin costs.

AZEK Building Products – Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$116,714	$117,203
Cost of sales	(87,769)	(83,152)
Gross margin	28,945	34,051
Selling, general and administrative expenses	(13,266)	(10,907)
Segment operating income	$15,679	$23,144

Net Sales. Net sales decreased by $0.5 million or 0.4%, to $116.7 million for the six months ended June 30, 2008 from $117.2 million for the same period in 2007. Overall, we sold 96.5 million pounds of product during the six months ended June 30, 2008, which was a 4.5% decrease from the 101.1 million pounds sold during the comparable period in 2007. Growth in AZEK Deck volumes and the acquisition of Composatron, which contributed to a 4.1% increase in volumes, were more than offset by declines in our residential and industrial markets. Housing starts were down approximately 27.0% year over year, which continues to have a negative impact on the residential market. The industrial products volume has declined year over year due to the slow down in the broader economy. We expect to see increased selling prices in the residential building market in the second half of 2008 due to price increases that were implemented during the second quarter of 2008. From a volume perspective, we continue to experience a difficult environment.

Cost of Sales. Cost of sales increased by $4.6 million, or 5.6%, to $87.8 million for the six months ended June 30, 2008 from $83.2 million for the same period of 2007. The increase was primarily attributable to a 39.8% increase in average resin costs for the six months ended June 30, 2008 compared to the same period in 2007 as well as increases in volumes for our rail and decking products. This increase in average resin costs was primarily offset by lower sales volumes, on a year to date basis.

Gross Margin. Gross margin decreased by $5.1 million, or 15.0% to $28.9 million for the six months ended June 30, 2008 from $34.1 million for the same period in 2007. This decrease was primarily attributable to increased material costs. Gross margin as a percent of net sales was 24.8% for the six months ended June 30, 2008 compared to 29.1% for the same period in 2007. The margin decline was mainly attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies. We continue to see the positive impact on our cost position through optimizing our production efficiencies and improving our production planning.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 21.6%, to $13.3 million, or 11.4% of sales for the six months ended June 30, 2008 from $10.9 million, or 9.3% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to a $0.8 million increase in the amortization of intangibles acquired from the Procell Acquisition as well as $0.6 related to the Composatron Acquisition and increased selling and marketing costs at AZEK Building Products.

Operating Income. Operating income decreased by $7.5 million, or 32.3% to $15.7 million for the six months ended June 30, 2008 from $23.1 million for the comparable period in 2007 primarily due to higher average resin costs as well as from increased selling, general and administrative expenses.

Scranton Products – Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$29,954	$28,882
Cost of sales	(21,947)	(20,257)
Gross margin	8,007	8,625
Selling, general and administrative expenses	(3,208)	(3,597)
Gain on sale of property	—	443
Segment operating income	$4,799	$5,471

Net Sales. Net sales increased by $1.1 million or 3.7% to $30.0 million for the three months ended June 30, 2008 from $28.9 million for the same period in 2007. Net sales were affected by increased volumes within the commercial business due to sales and marketing initiatives taken to reposition the sales channel over the past twelve months (to improve upon the previous integration problems from the Santana Acquisition) offset by lower volumes in our industrial business line due to the slow down in the broad economy. Overall, we sold 14.1 million pounds of product in the three months ended June 30, 2008, which is a decrease of 0.5% from the 14.2 million pounds sold during the comparable period in 2007.

Cost of Sales. Cost of sales increased by $1.7 million, or 8.3%, to $21.9 million for the three months ended June 30, 2008 from $20.3 million for the same period of 2007. The increase was primarily attributable to a 35.1% increase in average resin costs for the three months ended June 30, 2008 compared to the same period in 2007. This increase in average resin costs was primarily offset lower sales volumes, quarter over quarter.

Gross Margin. Gross margin decreased by $0.6 million, or 7.2% to $8.0 million for the three months ended June 30, 2008 from $8.6 million for the same period in 2007. This decrease was primarily attributable to increased material costs. Gross margin as a percent of net sales decreased to 26.7% for the three months ended June 30, 2008 from 29.9% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or 10.8%, to $3.2 million, or 10.7% of sales for the three months ended June 30, 2008 from $3.6 million, or 12.5% of net sales for the same period in 2007. The decrease in selling, general and administrative expenses was largely attributable to a $0.5 million one-time settlement charge in 2007 related to a patent infringement allegation.

Operating Income. Operating income decreased by $0.7 million, or 12.3% to $4.8 million for the three months ended June 30, 2008 from $5.5 million for the comparable period in 2007 due to higher average resin costs.

Scranton Products – Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$52,826	$54,298
Cost of sales	(39,473)	(39,110)
Gross margin	13,353	15,188
Selling, general and administrative expenses	(6,097)	(6,319)
Gain on sale of property	—	443
Segment operating income	$7,256	$9,312

Net Sales. Net sales decreased by $1.5 million or 2.7% to $52.8 million for the six months ended June 30, 2008 from $54.3 million for the same period in 2007. Net sales were affected by declines in volume from our industrial business line, as well as from lower volumes in our commercial building products line on a year over year basis. Overall, we sold 25.2 million pounds of product in the six months ended June 30, 2008, which is a decrease of 6.9% from the 27.1 million pounds sold during the comparable period in 2007. The results for the second half of 2008 should reflect the impact of selling price increases in the commercial building products line, implemented in the second and third quarters of 2008. Relative to the industrial market, we expect to see continued negative impact on sales volume compared to last year due to the overall economy.

Cost of Sales. Cost of sales increased by $0.4 million, or 0.9%, to $39.5 million for the six months ended June 30, 2008 from $39.1 million for the same period of 2007. The increase was primarily attributable to 39.8% increase in average resin costs for the six months ended June 30, 2008 compared to the same period in 2007. This increase in average resin costs was primarily offset by lower sales volumes, on a year to date basis.

Gross Margin. Gross margin decreased by $1.8 million, or 12.1% to $13.4 million for the six months ended June 30, 2008 from $15.2 million for the same period in 2007. This decrease was primarily attributable to increased material costs and lower sales volumes. Gross margin as a percent of net sales decreased to 25.3% for the six months ended June 30, 2008 from 28.0% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 3.5%, to $6.1 million, or 11.5% of sales for the six months ended June 30, 2008 from $6.3 million, or 11.6% of net sales for the same period in 2007. The decrease in selling, general and administrative expenses was largely attributable to the one-time patent infringement charge of $0.5 million in June 2007.

Operating Income. Operating income decreased by $2.1 million, or 22.1% to $7.3 million for the six months ended June 30, 2008 from $9.3 million for the comparable period in 2007 due to lower sales volumes and higher average resin costs.

Corporate Costs– The Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,370)	(2,788)
Segment operating income	$(3,370)	$(2,788)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.6 million, or 20.9%, to $3.4 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily attributable to approximately $0.4 million of increased professional fees, such as accounting and legal costs, to continually support our public company infrastructure and a $0.2 million recruiting fee for our newly appointed chief executive officer.

Corporate Costs– The Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(6,220)	(5,425)
Segment operating income	$(6,220)	$(5,425)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.8 million, or 14.7%, to $6.2 million for the six months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily attributable to approximately $0.5 million of increased professional fees, such as accounting and legal costs, to continually support our public company infrastructure and $0.3 million of expenses related to the appointment of our chief executive officer.

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

Net cash provided by operating activities was $18.3 million and $19.9 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities in the year 2008 was primarily due to higher non-cash expenses including deferred income taxes and depreciation and amortization as well as lower net income, partially offset by a decrease in prepaid expenses due to the receipt of rebates from some of our suppliers. In order to maintain positive cash flow we regularly monitor our accounts receivable and inventory levels, which represented 36.5% and 41.1% of our total current assets at June 30, 2008, respectively. One of the key indicators that we use to monitor these levels is accounts receivable days and inventory days. Accounts receivable days of 50 at June 30, 2008 were fairly in line with 45 days at June 30, 2007. We continue to monitor our collections progressively and consider our current days in line with last year. Our inventory days were 72 at June 30, 2008 compared to 61 days at June 30, 2007. This increase in inventory days primarily relates to the increased in AZEK Deck finished goods over last year as well as railing inventory added upon the completion of the Composatron Acquisition on February 29, 2008. We continue to manage working capital in order to maintain optimal operating cash flow.

Net cash used in investing activities was $41.2 million and $61.1 million for the six months ended June 30, 2008 and 2007, respectively. In 2008, cash used in investing activities of $31.1 million related to the Composatron Acquisition which closed on February 29, 2008. Also, there was a $9.6 million earn-out payment in the second quarter of 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $2.3 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. In 2007, cash used in investing activities of $57.4 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $5.7 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. We estimate that capital expenditures for 2008 will be $8.0 to $13.0 million.

Net cash provided by financing activities was $27.1 million and $57.5 million for the six months ended June 30, 2008 and 2007, respectively. On February 29, 2008, we received proceeds of $24.3 million related to the Term Loan in order to finance a portion of the Composatron Acquisition. We also borrowed $15.0 million from our new credit facility during the first quarter of 2008, and paid down $10.0 million in the second quarter of 2008. On January

31, 2007 we received proceeds of $33.0 million related to the additional financing of floating rate notes as well as $34.9 million in additional capital contributions, in order to finance the Procell Acquisition. We also incurred an additional $0.3 million in financing costs related to the public registration and exchange offer of our Notes in 2007.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at June 30, 2008. The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

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

The obligations under the Revolving Credit Facility are secured by substantially all of our present and future assets including equity interests of our domestic subsidiaries and 65% of the equity interests of our first-tier foreign subsidiaries, but excluding real property. The obligations under the Revolving Credit Facility are guaranteed by us and our wholly owned domestic subsidiaries.

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

The Revolving Credit Facility contains negative covenants that limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase indebtedness. The covenants under the Revolving Credit Facility also include a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. See “—Covenant Ratios in Indenture and Credit Agreements” below.

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

On February 13, 2008, the Company terminated its senior secured revolving credit facility and entered into a new senior secured revolving credit agreement that permits borrowings of up to $65.0 million. On February 29, 2008, the Company also entered into a $25.0 million term loan and security agreement. For further details regarding these transactions, see “—Senior Secured Revolving Credit Facility” above and “—Term Loan” below.

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

The Term Loan Agreement contains negative covenants that limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase subordinated indebtedness. The covenants under the Term Loan Agreement also include a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0. See “—Covenant Ratios in Indenture and Credit Agreements” below.

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

Covenant Ratios in Indenture and Credit Agreements. Our new Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our new senior secured revolving credit agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At June 30, 2008, the Company had an available borrowing base of $38.2 million.

Adjusted EBITDA is calculated similarly under our new credit agreements and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with or any acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, as permitted by Accounting Principles Board Opinions Nos. 16 and 17, respectively; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to SFAS No. 142 and No. 144 and the amortization of intangibles arising pursuant to SFAS No. 141.

In calculating the ratios, our Adjusted EBITDA, senior secured indebtedness and fixed charges, as the case may be, are each computed by giving pro forma effect to, among other items, acquisitions and dispositions that occurred during the last twelve month period for which financial statements have been provided as specified in our relevant debt instruments or later, including certain cost savings and synergies, if any, expected to be obtained in the succeeding six months. Accordingly, the ratios presented below give pro forma effect to the Composatron Acquisition which closed on February 29, 2008.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan agreement:

			Twelve Months
			Ended
			June 30,
(	Dollars in thousands)	Covenant Amount	2008
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.11x
	Senior secured indebtedness		$6,430
	Adjusted EBITDA		$58,958

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended March 31, 2008, on a pro forma basis as defined by our debt instruments:

		Add:	Less:
		Six	Six
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
Net income (loss) (a)	$4,627	$(752)	$6,243	$(2,368)
Interest expense, net (a)	33,698	18,079	16,921	34,856
Income tax expense (benefit)	3,760	(563)	3,828	(631)
Depreciation and amortization	18,157	9,989	8,129	20,017
EBITDA	60,242	26,753	35,121	51,874
Relocation and hiring costs	—	310	—	310
Composatron non-recurring charges (h)	—	150	—	150
Management fee and expenses (d)	1,733	1,068	766	2,035
Severance costs(c)	1,009	125	61	1,073
Settlement charges (b)	500	26	500	26
Gain on sale of property (e)	(422)	—	(443)	21
Santana Acquisition costs (f)	13	—	13	—
Procell non—recurring charges (g)	60	—	60	—
Registration expenses related to Notes (h)	—	192	—	192
Adjusted EBITDA	$63,135	$28,624	$36,078	$55,681
Pro forma adjustments	5,266	1,736	3,725	3,277
Adjusted EBITDA with pro forma adjustments	$68,401	$30,360	$39,803	$58,958

_____________

(a) Net loss and interest expense each includes the amortization of approximately $1.0 million of deferred financing costs classified as interest expense for the six months ended June 30, 2008.

(b)	Represents the one-time settlement expense CPG incurred over its patent infringement settlement during the year end December 31, 2007.
(c)	Represents severance costs attributable to individuals whose positions had not been replaced.

(d)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(e)

Represents the gain CPG recorded related to the sale of one of Scranton Product’s manufacturing facilities on May 10, 2007, offset by a loss on the disposal of some machinery and equipment of approximately $21,000 at its AZEK Building Product’s facility.

(f)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.
(g)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.

(h) Represents charges related to integration costs from the Composatron Acquisition, which we acquired on February 29, 2008.

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our debt agreements, management believes the adjustments described above are in accordance with the covenants in our credit agreements and indenture, as discussed above. Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP and should be utilized in understanding our ability to comply with our debt instruments. Adjusted EBITDA should be used to analyze our ability to comply with our covenants in our debt instruments. In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Long-term Liquidity. At June 30, 2008, we had the availability of $38,209,000 under our new senior secured revolving credit facility. We anticipate that the funds generated by our operations, as well as funds available under our new senior secured revolving credit facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our new senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2008. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond June 30, 2008 for certain of these liabilities.

Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years

Long term debt	$302,329	$250	$24,625	$277,454	$—
Credit facility	5,000	5,000	—	—	—
Interest on Notes and Term Loan	149,140	29,600	89,577	29,963	—
Interest on credit facility	116	116	—	—	—
Raw materials in transit	1,450	1,450	—	—	—
Capital lease obligations	16,252	1,379	5,224	2,856	6,793
Operating lease obligations	9,446	1,024	3,718	2,439	2,265
Total (a)(b)(c)	$483,733	$38,819	$123,144	$312,712	$9,058
(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 9.9% related to our Floating Rate Notes and 8.09% related to our Term Loan.

(b)	As of June 30, 2008, there was a letter of credit of $1.4 million held against our credit facility, which provides for borrowings of up to $65.0 million.

Off-Balance Sheet Arrangements

(c)	As of August 1, 2008, our credit facility had a balance of $5.0 million outstanding and a letter of credit of $1.4 million held against it.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the three and six months ended June 30, 2008 and 2007. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

For the six months ended June 30, 2008, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

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

CPG International Inc.

Date: August 14, 2008	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer