Form 10-Q
period 2008-09-30
CPG INTERNATIONAL INC.
filed 2008-11-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There is no public market for the registrant’s common stock. As of October 31, 2008 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (as restated).	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (as restated).	4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (as restated).	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (as restated).	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	57

Item 4T. Controls and Procedures.	58

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	58

Item 1A. Risk Factors.	59

Item 6. Exhibits.	60

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(unaudited)

(dollars in thousands, except share and share amounts)

	September 30,	December 31,
	2008	2007
		(as restated
		See Note 13)
ASSETS:
Current assets:
Cash	$24,201	$9,608
Receivables:
Trade, less allowance for doubtful accounts of $1,644 and $1,343 in 2008 and 2007, respectively	28,300	30,712
Inventories	37,211	52,391
Deferred income taxes—current	3,951	8,321
Prepaid expenses and other	3,921	9,314
Total current assets	97,584	110,346
Property and equipment—net	95,898	92,693
Goodwill	297,902	288,084
Intangible assets —net	102,786	100,115
Deferred financing costs—net	7,870	8,605
Other assets	—	653
Total assets	$602,040	$600,496

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$26,910	$27,474
Current portion of capital lease	464	1,415
Current portion of long-term debt obligations	250	—
Accrued interest	7,291	15,696
Accrued costs – Procell Acquisition	—	18,066
Accrued expenses	11,794	8,637
Total current liabilities	46,709	71,288
Deferred income taxes	42,194	45,425
Capital lease obligation—less current portion	6,990	5,411
Long-term debt—less current portion	302,045	278,107
Accrued warranty	3,789	3,107
Other liabilities	626	664
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at September 30,
2008 and December 31, 2007	—	—
Additional paid-in capital	206,521	200,733
Retained deficit	(4,360)	(4,239)
Note receivable – CPG Holdings	(872)	—
Accumulated other comprehensive loss	(1,602)	—
Total shareholder’s equity	199,687	196,494
Total liabilities and shareholder’s equity	$602,040	$600,496

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended September 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
		(as restated
		See Note 13)
Net sales	$90,856	$82,552
Cost of sales	(67,837)	(59,032)
Gross margin	23,019	23,520
Selling, general and administrative expenses	(13,662)	(13,352)
Operating income	9,357	10,168

Other income (expenses):
Interest expense	(8,556)	(8,622)
Interest income	160	158
Miscellaneous – net	78	220
Total other expenses-net	(8,318)	(8,244)

Income before income taxes	1,039	1,924
Income tax expense	(414)	(1,675)
Net income	$625	$249

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

Nine Months Ended September 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
		(as restated
		see Note 13)
Net sales	$260,391	$254,053
Cost of sales	(195,072)	(181,294)
Gross margin	65,319	72,759
Selling, general and administrative expenses	(39,244)	(36,139)
Gain on sale of property	—	443
Operating income	26,075	37,063

Other income (expenses):
Interest expense	(26,823)	(25,844)
Interest income	349	459
Miscellaneous – net	127	181
Total other expenses-net	(26,347)	(25,204)

(Loss) income before income taxes	(272)	11,859
Income tax benefit (expense)	151	(5,503)
Net (loss) income	$(121)	$6,356

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(unaudited)

(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
		(as restated
		see Note 13)
Cash flow from operating activities:
Net (loss) income	$(121)	$6,356
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	15,971	12,866
Non-cash interest charges	2,087	1,426
Deferred income tax (benefit) provision	(35)	4,978
Share based compensation	89	229
Other	(6)	—
Gain on disposition of fixed assets	—	(443)
Changes in certain assets and liabilities:
Trade receivables	7,395	(687)
Inventories	17,934	12,140
Prepaid expenses and other current assets	5,861	1,125
Accounts payable – primarily trade	(4,528)	(6,776)
Accrued expenses and interest	(6,963)	(7,320)
Other liabilities and assets	1,297	676
Net cash provided by operating activities	38,981	24,570
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(31,162)	—
Acquisition of Procell, net of cash received	(12,333)	(58,012)
Purchases of property and equipment	(3,377)	(10,391)
Proceeds from disposal of property and equipment	1,887	1,981
Net cash used in investing activities	(44,985)	(66,422)
Cash flows from financing activities:
Capital contribution	—	34,894
Proceeds from issuance of long-term debt	24,313	33,000
Proceeds under revolving credit facility	15,000	—
Payment on revolving credit facility	(15,000)	(9,500)
Payment on long-term obligations	(1,509)	(847)
Payment of financing fees	(1,281)	(440)
Advance to related party	(872)	—
Net cash provided by financing activities	20,651	57,107
Cash impact of currency translation adjustment	(54)	—
Net increase in cash and cash equivalents	14,593	15,255
Cash and cash equivalents – Beginning of period	9,608	2,173
Cash and cash equivalents – End of period	$24,201	$17,428
Supplemental disclosures:
Cash paid for interest	$33,141	$25,066
(Refund )cash paid for income taxes	$(1,193)	$84
Capital expenditures in accounts payable at end of period	$766	$336
Capital lease for equipment	$1,939	$—
Issuance of restricted units – Procell Acquisition	$5,685	$—

See notes to condensed consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2007 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Beginning balance	$1,717	$1,147
Increase for anticipated bad debts	190	90
Decrease for accounts written off	(262)	(112)
Effect of foreign currency translation	(1)	—
Ending balance	$1,644	$1,125

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Beginning balance	$1,343	$997
Increase for anticipated bad debts	697	240
Decrease for accounts written off	(395)	(112)
Effect of foreign currency translation	(1)	—
Ending balance	$1,644	$1,125

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. The Company further considers that warranty issues may surface later in the product life cycle, therefore management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at September 30, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company currently classifies the warranty as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Beginning balance	$3,325	$3,222
Additions related to sales(1)	588	—
Warranty settlements incurred	(112)	(32)
Adjustments to reserve	—	—
Effect of foreign currency translation	(12)	—
Ending balance	$3,789	$3,190

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Beginning balance	$3,107	$1,854
Additions related to sales(1)	815	1,546
Warranty settlements incurred	(124)	(210)
Adjustments to reserve	—	—
Effect of foreign currency translation	(9)	—
Ending balance	$3,789	$3,190

____________________

(1)	Approximately $750,000 added as a reserve related to the Composatron Acquisition in 2008 and $1,500,000 added as a reserve related to the Procell Acquisition in 2007 (See Note 3).

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company estimates the fair value of its debt using current market quotes which were obtained from a broker and the relative maturities and the fair value reflects market conditions.

The carrying amount and fair value of the Company’s financial instruments including current maturities at September 30, 2008 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,089	$187,824
Term Loan	24,206	24,206
Revolving credit facility	$—	$—

The carrying amount and fair value of the Company’s financial instruments including current maturities at December 31, 2007 are:

(dollars in thousands)	Carrying Value	Fair Value
Long-term debt	$278,107	$264,630

All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company's shareholder. The Company's comprehensive income (loss) consists of accumulated foreign currency translation adjustments.

Foreign Currency Translation

The translation of the financial statements of the Company’s Canadian subsidiary whose functional currency is other than U.S. Dollar ("USD") into USD is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholder's equity separately as accumulated other comprehensive income (loss).

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Income Taxes

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008 and December 31, 2007, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in Canada for federal and provincial jurisdictions. The Company and its subsidiaries’ federal income tax returns for tax years 2005 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS has recently completed an examination of a subsidiary’s tax return for certain tax periods in 2004 and 2005 with no change.  AZEK Canada is currently undergoing an audit by Canada Revenue for 2006 and 2007. The Company is not liable for any adjustments arising from this audit as the Company was indemnified under the purchase agreement for its Canadian subsidiary. The Company and its subsidiaries also file income tax returns in various state jurisdictions as appropriate, with varying statutes of limitation. There is one state income tax examination in process at this time.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 related to financial instruments did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. With the adoption of SFAS 159, the Company did not elect to apply provisions of this standard to its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its future consolidated financial statements.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$61,495	$29,361	$—	$—	$90,856
Cost of sales	(47,108)	(20,729)	—	—	(67,837)
Gross margin	14,387	8,632	—	—	23,019
Selling, general and administrative expenses	(7,641)	(3,147)	(2,874)	—	(13,662)
Segment operating income (loss)	$6,746	$5,485	$(2,874)	$—	$9,357

Segmented financial data:
Interest expense	$(4,875)	$(3,480)	$(201)	$—	$(8,556)
Interest income	$94	$41	$25	$—	$160
Depreciation and amortization classified as:
Cost of sales	$3,387	$756	$—	$—	$4,143
Selling, general and administrative expense	1,250	314	275	—	1,839
Total depreciation and amortization	$4,637	$1,070	$275	$—	$5,982
Total capital expenditures(1)	$749	$699	$250	$—	$1,698

______

(1)	Includes capital expenditures in accounts payable

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$178,204	$82,187	$—	$—	$260,391
Cost of sales	(134,870)	(60,202)	—	—	(195,072)
Gross margin	43,334	21,985	—	—	65,319
Selling, general and administrative expenses	(20,905)	(9,244)	(9,095)	—	(39,244)
Segment operating income (loss)	$22,429	$12,741	$(9,095)	$—	$26,075

Segmented financial data:
Interest expense	$(14,964)	$(11,333)	$(526)	$—	$(26,823)
Interest income	$225	$93	$31	$—	$349
Depreciation and amortization classified as:
Cost of sales	$9,094	$2,334	$—	$—	$11,428
Selling, general and administrative expense	2,775	949	819	—	4,543
Total depreciation and amortization	$11,869	$3,283	$819	$—	$15,971
Total capital expenditures(1)	$2,602	$1,073	$468	$—	$4,143

______________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2007:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$56,387	$26,165	$—	$—	$82,552
Cost of sales	(40,188)	(18,844)	—	—	(59,032)
Gross margin	16,199	7,321	—	—	23,520
Selling, general and administrative expenses	(6,789)	(3,126)	(3,437)	—	(13,352)
Segment operating income (loss)	$9,410	$4,195	$(3,437)	$—	$10,168

Segmented financial data:
Interest expense	$(4,821)	$(3,700)	$(101)	$—	$(8,622)
Interest income	$86	$69	$3	$—	$158
Depreciation and amortization classified as:
Cost of sales	$2,206	$813	$—	$—	$3,019
Selling, general and administrative expense	1,135	319	263	—	1,717
Total depreciation and amortization	$3,341	$1,132	$263	$—	$4,736
Total capital expenditures(1)	$3,928	$76	$39	$—	$4,043

______

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2007:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$173,590	$80,463	$—	$—	$254,053
Cost of sales	(123,340)	(57,954)	—	—	(181,294)
Gross margin	50,250	22,509	—	—	72,759
Selling, general and administrative expenses	(17,716)	(9,448)	(8,975)	—	(36,139)
Gain on sale of property	—	443	—	—	443
Segment operating income (loss)	$32,534	$13,504	$(8,975)	$—	$37,063

Segmented financial data:
Interest expense	$(14,409)	$(11,163)	$(272)	$—	$(25,844)
Interest income	$275	$152	$32	$—	$459
Depreciation and amortization classified as:
Cost of sales	$6,281	$3,051	$—	$—	$9,332
Selling, general and administrative expense	1,790	973	771	—	3,534
Total depreciation and amortization	$8,071	$4,024	$771	$—	$12,866
Total capital expenditures(1)	$9,999	$355	$373	$—	$10,727

______________

(1)	Includes capital expenditures in accounts payable.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Total assets:
AZEK Building Products	$408,048	$402,154
Scranton Products	186,730	190,583
Corporate	7,262	7,759
Total consolidated assets	$602,040	$600,496

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	September 30, 2008		September 30, 2007
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	26%	39%	27%	40%
Distributor B	12	17	6	9
Distributor C	6	10	7	11
Total	44%	66%	40%	60%

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2008		September 30, 2007
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	39%	28%	36%
Distributor B	10	14	*	*
Distributor C	7	11	7	11
Distributor D	*	*	8	11
Total	44%	64%	43%	58%

* Under 10% in year indicated.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30,364,000. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4,000,000 in cash (approximately $3,761,000 USD at September 30, 2008) to the former owners, based on meeting certain operating targets in 2008. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Company borrowed approximately $24,313,000 (face value $25,000,000) under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company's operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated on a preliminary basis to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price is subject to final determination as well as final working capital adjustments. A valuation study was performed on land, buildings and equipment acquired, as well as intangible assets such as patented technology, trademarks and customer relationships. The Company is in the process of evaluating the fair market value of inventory as well as liabilities such as accrued warranty costs, all of which may impact the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is not expected to be deductible for tax purposes.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table summarizes the preliminary allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price		$30,364
Transaction costs		1,264
		31,628
Less:
Cash and cash equivalents	$466
Accounts receivable	5,176
Inventory	4,516
Intangible assets:
Proprietary technology	4,088
Customer relationships	1,104
Trademark	378
Other intangibles	1,224
Other assets	1,800
Property, plant and equipment	12,293
Total assets acquired	31,045
Accounts payable assumed	3,326
Deferred tax liability	2,335
Other liabilities assumed	3,647
Total liabilities assumed	9,308
		(21,737)
Goodwill (excess purchase price over net asset value)		$9,891

The following pro forma consolidated financial information for the nine months ended September 30, 2008 and the three and nine month periods ended September 30, 2007 are presented as though the Composatron Acquisition occurred on January 1, 2008 and 2007, respectively. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Composatron's assets and liabilities, the changes made in related estimated useful lives of the assets at March 1, 2008, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

Pro Forma
Three Months
Ended
September 30,
(Dollars in thousands)	2007

Net sales	$87,823
Net income	$623

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Pro Forma	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007

Net sales	$268,286	$273,817
Net income	$1,381	$7,277

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

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price was subject to final determination, including a cash payment, as well as additional equity in CPG International Holdings, LP (“Holdings”) to the former owners of Procell based upon the Company's achievement of certain financial and operating targets for the year ended December 31, 2007. The Company's management recorded $12,333,000 as the contingent cash payment under the terms of the purchase agreement, of which $9,654,000 was paid in April 2008. The remaining balance of approximately $2,679,000 was paid in July 2008. The former owners received 2,517.42 Class A units in Holdings, valued at $5,685,000. These shares were issued in April 2008. The value was based on a current valuation of Holdings Class A units. A valuation study was performed, which resulted in changes in property and equipment and the recording of intangible assets including customer relationships and proprietary technology amortizable on an accelerated basis over the next ten and fifteen years respectively, and non-compete agreements, amortizable over the next five years. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products, as well as additional product offerings. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit. The amount allocated to goodwill is expected to be deductible for tax purposes.

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

The following pro forma consolidated financial information for the nine months ended September 30, 2007 is presented as though the Procell Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007, due to the fair values assigned to Procell’s assets and liabilities, the changes made in related estimated useful lives of the assets at February 1, 2007, as well as changes in interest and income tax expenses as a result of the Procell Acquisition.

Pro Forma
Nine Months
Ended
September 30,
(Dollars in thousands)	2007

Net sales	$257,470

Net income	$5,618

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

4.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Raw materials	$18,930	$22,664
Work in process	95	145
Finished goods	18,186	29,582
Total inventories	$37,211	$52,391

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Land and improvements	$1,701	$1,701
Buildings and improvements	21,009	20,766
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	6,655	6,655
Manufacturing equipment	101,030	84,446
Office furniture and equipment	5,428	4,766
Total property and equipment	137,323	119,834
Construction in progress	1,811	3,805
	139,134	123,639
Accumulated depreciation	(43,236)	(30,946)
Total property and equipment – net	$95,898	$92,693

Depreciation expense for the three months ended September 30, 2008 and 2007 was approximately $4,456,000 and $3,335,000, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $12,360,000 and $10,245,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	September 30,	December 31,
(Dollars in thousands)	Years	2008	2007
Goodwill	—	$297,902	$288,084

Non-amortizable intangibles
Trademarks		71,400	71,400
Other intangibles		762	—
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(848)	(473)
Non-compete agreement- net		1,652	2,027

Customer relationships	10	26,215	25,200
Accumulated amortization customer relationships		(8,486)	(6,382)
Customer relationships-net		17,729	18,818

Proprietary knowledge	15	12,861	9,100
Accumulated amortization proprietary knowledge		(2,231)	(1,230)
Proprietary knowledge-net		10,630	7,870

Trade names	5	348	—
Accumulated amortization trade names		(68)	—
Trade names-net		280	—

Royalty license		365	—
Accumulated amortization royalty license		(32)	—
Royalty license-net		333	—
Total amortizable intangibles-net		30,624	28,715
Intangible assets – net		$102,786	$100,115

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may have declined, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At each reporting period, the assigned useful lives are considered for continued appropriateness, in accordance with SFAS No. 142.

At September 30, 2008, approximately $205,582,000 represents goodwill attributable to the AZEK Building Products segment and approximately $92,320,000 represents goodwill attributable to the Scranton Products segment.

Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $1,526,000 and $1,401,000, respectively. Also, amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $3,611,000 and $2,621,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table presents the future intangible asset amortization expense based on existing intangible assets at September 30, 2008:

(Dollars in thousands)
2008	$1,228
2009	4,799
2010	4,625
2011	4,438
2012	3,817
Thereafter	11,717
Total	$30,624

The following table summarizes the changes in the Company’s goodwill for the year ended December 31, 2007 through September 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2007	$195,764	$92,320	$288,084
Purchase goodwill related to the Procell Acquisition	5	—	5
Preliminary purchase goodwill related to the Composatron Acquisition	9,891	—	9,891
Currency translation adjustment	(78)	—	(78)
Goodwill at September 30, 2008	$205,582	$92,320	$297,902

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2006	$140,455	$92,294	$232,749
Preliminary purchase goodwill related to the Procell Acquisition	44,264	—	44,264
Purchase goodwill related to the Santana Acquisition	—	39	39
Deferred tax adjustment	(269)	(371)	(640)
FIN 48 adoption adjustment	480	320	800
Goodwill at September 30, 2007	$184,930	$92,282	$277,212

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Deferred financing costs	$13,675	$13,194
Accumulated amortization	(5,805)	(4,589)
Total deferred financing costs, net	$7,870	$8,605

Amortization of deferred financing costs for the three months ended September 30, 2008 and 2007 was approximately $525,000 and $487,000, respectively. Also, amortization of deferred financing costs for the nine months ended September 30, 2008 and 2007 was approximately $1,546,000 and $1,434,000, respectively. In addition, during the first quarter of 2008, the Company wrote off approximately $469,000 of net deferred financing

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

costs attributable to the Company's previous credit facility. Amortization of deferred financing costs, as well as the additional write-off is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (9.90% at
September 30, 2008 and 12.12% at December 31, 2007) (includes premium of
$89 at September 30, 2008 and $107 at December 31, 2007)	128,089	128,107
Credit Facility –	—	—
Term Loan due 2011 –7.85% at September 30, 2008 (includes discount of $607 at September 30, 2008)	24,206	—

Total	302,295	278,107
Less current portion	250	—
Long-term debt—less current portion	$302,045	$278,107

As of September 30, 2008, the Company has scheduled long term debt payments (excluding interest) of $62,500 in 2008, $250,000 in 2009 and 2010, $24,250,000 in 2011, and $128,000,000 in 2012 and $150,000,000 in 2013.

On February 13, 2008, the Company and its subsidiaries entered into a Loan and Security Agreement with Wachovia Bank, National Association (the “Loan Agreement”), as administrative agent, and General Electric Capital Corporation, as syndication agent.  The Loan Agreement provides subsidiaries of the Company with up to $65,000,000 in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in its permitted discretion.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013. Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof. The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets (excluding real property and 65% of equity interests of the Company’s first tier foreign subsidiary) are pledged as collateral for any borrowings under the Loan Agreement.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

The Company believes it is in compliance with the financial covenants imposed by the debt agreements as of September 30, 2008.

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

Future minimum rental payments at September 30, 2008 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2008	$684	$468
2009	2,775	1,981
2010	2,449	1,825
2011	1,906	1,521
2012	950	990
Thereafter	6,793	2,265
Total	15,557	$9,050
Less amount representing interest	(8,103)
Present value of minimum capital lease payments	7,454
Less current installments of obligations under capital leases	(464)
Obligations under capital leases—excluding current installments	$6,990

Total rent expense for the three months ended September 30, 2008 and 2007 was approximately $439,000 and $402,000, respectively. Rent expense for the nine months ended September 30, 2008 and 2007 was approximately $1,317,000 and $769,000, respectively.

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

AEA Investors, the general partner of CPG International Holdings LP (CPG Holdings), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $1,125,000 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively. Management fees of $375,000 and $1,125,000 are included in selling, general and administrative expenses for the three and nine months ended September 30, 2007, respectively. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of CPG Holdings. Total lease payments for the three and nine months ended September 30, 2008 was $127,000 and $381,000, respectively. Total lease payments for the three and nine months ended September 30, 2007 was $126,000 and $377,000, respectively. The Company also has an option, expiring January 1, 2009, to purchase the land, building and fixtures for $4,000,000.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in CPG Holdings as a result of the Procell Acquisition. Total lease payments for the three and nine months ended September 30, 2008 were approximately $138,000 and $461,000, respectively. Total lease payments for the three and nine months ended September 30, 2007 were approximately $127,000 and $364,000, respectively. The Company has also paid storage and other fees in the amount of approximately $8,000 and $24,000 for the three and nine months ended September 30, 2008, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of CPG Holdings, provides certain freight services to the Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $9,000 and $404,000 for the three and nine months ended September 30, 2008, respectively. Total freight costs for this arrangement were approximately $161,000 and $399,000 for the three and nine months ended September 30, 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $218,000.

The Company entered into an agreement with its Chief Executive Officer, which provides the officer with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has a long-term receivable in the amount of $872,000 due from CPG Holdings. Currently, no repayment schedule has been established for this receivable. This receivable accrues at a rate of 4.11% per annum. Total interest accrued as of September 30, 2008 is $23,000. The receivable has been classified in shareholder's equity.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes. See Note 8. The Company is the direct parent holding company of CPG and a guarantor of the Notes. In addition, all of the domestic subsidiaries of CPG, which are all 100% indirectly owned by the Company, guarantee the Notes. The guarantees are full, unconditional, joint and several. The Company acquired Composatron in February 2008. In connection with the acquisition of Composatron, AZEK Canada Inc., an indirect wholly owned subsidiary of the Company that is incorporated under the laws of the Province of Ontario (“AZEK Canada”) merged with and into Composatron on February 29, 2008, and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at September 30, 2008 and December 31, 2007 and for the three and nine month ended September 30, 2008 and 2007. The financial

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	September 30, 2008
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor	Non-Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$24,045	$156	$—	$24,201
Net receivables	—	—	28,064	236	—	28,300
Inventory	—	—	37,191	20	—	37,211
Other current assets	—	—	7,526	346	—	7,872
Total current assets	—	—	96,826	758	—	97,584
Net property and equipment	—	—	85,558	10,340	—	95,898
Goodwill	—	—	288,089	9,813	—	297,902
Net intangible assets	—	—	97,017	5,769	—	102,786
Deferred financing costs	—	—	7,870	—	—	7,870
Investment in subsidiary	199,687	199,687	31,476	—	(430,850)	—
Intercompany receivables	—	309,586	5,445	11,869	(326,900)	—
Total assets	$199,687	$509,273	$612,281	$38,549	$(757,750)	$602,040
Accounts payable	$—	$—	$26,677	$233	$—	$26,910
Accrued interest	—	7,291	7,291	—	(7,291)	7,291
Current portion-long term debt	—	250	250	—	(250)	250
Accrued expenses	—	—	11,130	664	—	11,794
Accrued expenses-Procell Acquisition	—	—	—	—	—	—
Other current liabilities	—	—	464	—	—	464
Total current liabilities	—	7,541	45,812	897	(7,541)	46,709
Deferred income taxes	—	—	39,861	2,333	—	42,194
Long-term debt	—	302,045	302,045	—	(302,045)	302,045
Other non-current liabilities	—	—	11,405	—	—	11,405
Intercompany payable	—	—	11,869	5,445	(17,314)	—
Equity	199,687	199,687	201,289	29,874	(430,850)	199,687
Total liabilities and equity	$199,687	$509,273	$612,281	$38,549	$(757,750)	$602,040

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$9,608	$—	$9,608
Net receivables	—	—	30,712	—	30,712
Inventory	—	—	52,391	—	52,391
Other current assets	—	—	17,635	—	17,635
Total current assets	—	—	110,346	—	110,346
Net property and equipment	—	—	92,693	—	92,693
Goodwill	—	—	288,084	—	288,084
Net intangible assets	—	—	100,115	—	100,115
Other assets	—	—	9,258	—	9,258
Investment in subsidiary	196,494	196,494	—	(392,988)	—
Intercompany receivables	—	293,803	—	(293,803)	—
Total assets	$196,494	$490,297	$600,496	$(686,791)	$600,496
Accounts payable	$—	$—	$27,474	$—	$27,474
Accrued interest	—	15,696	15,696	(15,696)	15,696
Accrued costs- Procell Acquisition	—	—	18,066	—	18,066
Other current liabilities	—	—	10,052	—	10,052
Total current liabilities	—	15,696	71,288	(15,696)	71,288
Deferred income taxes	—	—	45,425	—	45,425
Long-term debt	—	278,107	278,107	(278,107)	278,107
Other non-current liabilities	—	—	9,182	—	9,182
Equity	196,494	196,494	196,494	(392,988)	196,494
Total liabilities and equity	$196,494	$490,297	$600,496	$(686,791)	$600,496

	Three Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$90,856	$3,416	$(3,416)	$90,856
Cost of sales	—	—	(69,036)	(2,217)	3,416	(67,837)
Gross margin	—	—	21,820	1,199	—	23,019
Selling, general and administrative expenses	—	—	(12,440)	(1,222)	—	(13,662)
Operating income	—	—	9,380	(23)	—	9,357
Intercompany income	—	7,803	—	—	(7,803)	—
Interest expense, net of interest income	—	(7,803)	(8,398)	2	7,803	(8,396)
Miscellaneous, net	—	—	(5)	83	—	78
Income tax benefit (expense)	—	—	(528)	114	—	(414)
Equity in net (loss) income from subsidiary	625	625	176	—	(1,426)	—
Net (loss) income	$625	$625	$625	$176	$(1,426)	$625

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$259,656	$5,938	$(5,203)	$260,391
Cost of sales	—	—	(195,741)	(4,534)	5,203	(195,072)
Gross margin	—	—	63,915	1,404	—	65,319
Selling, general and administrative expenses	—	—	(37,441)	(1,803)	—	(39,244)
Operating income	—	—	26,474	(399)	—	26,075
Intercompany income	—	24,636	—	—	(24,636)	—
Interest expense, net of interest income	—	(24,636)	(26,479)	5	24,636	(26,474)
Miscellaneous, net	—	—	(33)	160	—	127
Income tax (expense) benefit	—	—	67	84	—	151
Equity in net income from subsidiary	(121)	(121)	(150)	—	392	—
Net income (loss)	$(121)	$(121)	$(121)	$(150)	$392	$(121)

	Three Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$82,552	$—	$82,552
Cost of sales	—	—	(59,032)	—	(59,032)
Gross margin	—	—	23,520	—	23,520
Selling, general and administrative expenses	—	—	(13,352)	—	(13,352)
Operating income	—	—	10,168	—	10,168
Intercompany income	—	7,977	—	(7,977)	—
Interest expense, net of interest income	—	(7,977)	(8,464)	7,977	(8,464)
Miscellaneous, net	—	—	220	—	220
Income tax expense	—	—	(1,675)	—	(1,675)
Equity in net income from subsidiary	249	249	—	(498)	—
Net income (loss)	$249	$249	$249	$(498)	$249

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$—	$—	$254,053	$—	$254,053
Cost of sales	—	—	(181,294)	—	(181,294)
Gross margin	—	—	72,759	—	72,759
Selling, general and administrative expenses	—	—	(36,139)	—	(36,139)
Gain on sale of property	—	—	443	—	443
Operating income	—	—	37,063	—	37,063
Intercompany income	—	23,951	—	(23,951)	—
Interest expense, net of interest income	—	(23,951)	(25,385)	23,951	(25,385)
Miscellaneous, net	—	—	181	—	181
Income tax expense	—	—	(5,503)	—	(5,503)
Equity in net income from subsidiary	6,356	6,356	—	(12,712)	—
Net income (loss)	$6,356	$6,356	$6,356	$(12,712)	$6,356

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(121)	$(121)	$(121)	$(150)	$392	$(121)
Depreciation and amortization	—	—	14,270	1,701	—	15,971
Deferred income tax provision	—	—	(118)	83	—	(35)
Share based compensation	—	—	89	—	—	89
Other non-cash expenses	—	—	2,081	—	—	2,081
Equity in net (income) loss from subsidiary	121	121	150	—	(392)	—
Trade receivables	—	—	2,649	4,746	—	7,395
Inventories	—	—	13,599	4,335	—	17,934
Accounts payable	—	—	(1,563)	(2,965)	—	(4,528)
Other changes in working capital	—	—	246	(51)	—	195
Net cash provided by (used in) operating activities	—	—	31,282	7,699	—	38,981
Composatron Acquisition, net of cash	—	—	(31,628)	466	—	(31,162)
Procell Acquisition	—	—	(12,333)	—	—	(12,333)
Purchases of property and equipment	—	—	(3,197)	(180)	—	(3,377)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(45,271)	286	—	(44,985)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Proceeds from revolving credit facility	—	—	15,000	—	—	15,000
Intercompany payable/receivable	—	—	7,774	(7,774)	—	—
Payment on revolving credit facility	—	—	(15,000)	—	—	(15,000)
Advance to related party	—	—	(872)	—	—	(872)
Other cash used in financing activities	—	—	(2,790)	—	—	(2,790)
Net cash provided by financing activities	—	—	28,425	(7,774)	—	20,651
Cash impact of currency translation adjustment	—	—	—	(54)	—	(54)
Net increase (decrease) in cash and cash equivalents	—	—	14,436	157	—	14,593
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$24,044	$157	$—	$24,201

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Consolidating Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$6,356	$6,356	$6,356	$(12,712)	$6,356
Depreciation and amortization	—	—	12,866	—	12,866
Deferred income tax provision	—	—	4,978	—	4,978
Share based compensation	—	—	229	—	229
Other non-cash expenses	—	—	983	—	983
Equity in net income from subsidiary	(6,356)	(6,356)	—	12,712	—
Trade receivables	—	—	(687)	—	(687)
Inventories	—	—	12,140	—	12,140
Accounts payable	—	—	(6,776)	—	(6,776)
Accrued expenses and interest	—	—	(7,320)	—	(7,320)
Other changes in working capital	—	—	1,801	—	1,801
Net cash provided by operating activities	—	—	24,570	—	24,570
Purchases of property and equipment	—	—	(10,391)	—	(10,391)
Acquisition of Procell, net	—	—	(58,012)	—	(58,012)
Other cash used in investing activities	—	—	1,981	—	1,981
Net cash used in investing activities	—	—	(66,422)	—	(66,422)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,894	—	34,894
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(1,287)	—	(1,287)
Net cash provided by (used in) financing activities	—	—	57,107	—	57,107
Net increase in cash and cash equivalents	—	—	15,255	—	15,255
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$17,428	$—	$17,428

13.	FINANCIAL STATEMENT RESTATEMENT

In May 2005, the Company’s parent company, CPG International Holdings LP (“Holdings”) established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity interests in Holdings are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the purchaser when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. Holdings retains the right to call vested units at fair value if the purchaser terminates their employment with the Company. In the past the fair value determination was made by Holdings based on an internal valuation study updated semi-annually. Historically, the Company had concluded that the nature of the Class B Unit program was not to reward management for past or present performance and therefore did not constitute share based compensation for the Company or any of its subsidiaries.

The Company recently reassessed the application of SFAS 123R to its Class B Unit Plan and management concluded that the Class B Unit Plan represents a compensatory plan under the provisions of SFAS 123R. In connection with this reassessment, the Company reviewed each issuance of Class B Units since the inception of the plan in 2005. The Company conducted a detailed valuation with respect to each issuance of Class B Units. This valuation was then discussed with the Audit Committee. Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. The Company has restated the accompanying condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 from amounts previously reported to recognize shared based compensation expense, as applicable, with respect to these unit awards over the course of their vesting period.

The following is a summary of the effects of the restatement on (i) the Company’s consolidated balance sheet at December 31, 2007, (ii) the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 and (iii) the Company’s consolidated statement of cash flows for the nine months ended September 30, 2007.

December 31, 2007
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Consolidated Balance Sheet
Additional paid in capital	$199,961	$772	$200,733
Retained earnings	$(3,467)	$(772)	$(4,239)

Three Months ended September 30, 2007

(in thousands)	As
	Previously		As
Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	$(13,259)	$(93)	$(13,352)
Operating income	10,261	(93)	10,168
Income before income taxes	2,017	(93)	1,924
Income taxes	(1,675)		(1,675)
Net income	$342	(93)	$249

Nine Months Ended September 30, 2007

(in thousands)	As
	Previously		As
Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	$(35,910)	$(229)	$(36,139)
Operating income	37,292	(229)	37,063
Income before income taxes	12,088	(229)	11,859
Income taxes	(5,503)		(5,503)
Net income	$6,585	$(229)	$6,356

Nine Months Ended September 30, 2007
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Cash Flows
Net income	$6,585	$(229)	$6,356
Share based compensation	$—	$(229)	$(229)

The Company plans to restate its 2007 and 2006 consolidated financial statements when filing its Form 10-K for the year ended December 31, 2008. The effects of this restatement will reduce the Company’s results of operations by $398,000 and $272,000 in 2007 and 2006, respectively. The Company considers these amounts as not material to its previously issued consolidated financial statements.

14. Share Based Compensation

The Company’s parent company, CPG International Holdings LP (“Holdings”) established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. All of the Class B Units sold to management are generally subject to repurchase at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. These equity units in Holdings are intended to allow each employee participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the participants when the sale or exit transaction is completed. The Class B Unit Plan contains two types of units, referred to as B-1 and B-2 Units. Upon liquidation, Class B-1 Units have a potentially higher investment return than the Class B-2 Units.

The chosen valuation methodology used to determine fair value of the Class B Unit Plan is the probability-weighted expected return method (PWERM), as detailed by the American Institute of Certified Public Accountants entitled “Valuation of Privately Held Company Equity Securities Issued as Compensation” (AICPA Guide). Under the PWERM method, the value of B units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Unit value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available, as well as the rights of each unit class. The future outcomes the Company considered were: initial public offering; merger or sale to a strategic acquirer; sale to a financial buyer; distressed sale in a housing downturn; and a longer-term hold period. The PWERM method involves management making estimates of the anticipated timing of a potential liquidity event. The anticipated timing was based on the Company’s estimation of likelihood of a liquidity event. For all grants, the amount of unit-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service was not expected to be provided.

At each date of measure, unit valuations incorporate a discount rate based on the risk-adjusted rate of return a B Unit investor would require given the circumstances of the Company at that time and the liquidation preference of the B Unit, which reflects the risk associated with the Company, risks and uncertainty regarding the achievement of potential liquidity events and consideration of observed rates of return on comparable investments. The Company believes that its selected discount rates are consistent with rates of return as outlined in the AICPA Guide, which provides that the cost of equity capital for a private enterprise prior to its initial public offering generally ranges from 20% to 35%.

Additionally, the Company adjusted the valuation methodology of the units to reflect the impact of lack of control, potential dilution and the lack of liquidity and a trading market for our units at each valuation date.

A summary of all vested and non-vested B-1 unit activity under the Plan as of September 30, 2008 and 2007, and changes during the nine months then ended are presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands)	B-1	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	134	10
Repurchased at fair market value	(63)	10
Forfeited	(187)	10
Outstanding at September 30, 2008	9,043	$10	$ 841

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands)	B-1	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2007	10,500	$10
Granted	1,316	10
Forfeited	(157)	10
Outstanding at September 30, 2007	11,659	$10	$ 1,153

A summary of the B Unit Plan’s non-vested B-1Units as of December 31, 2007 and 2006, and changes during the nine months ended September 30, 2008 and 2007 are presented below:

		Weighted-Avg.
	B-1	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at December 31, 2007	2,419	$109.75
Granted/Issued	134	19.42
Vested	(1,021)	105.28
Forfeited	(187)	126.75
Non-vested at September 30, 2008	1,345	$101.79

		Weighted-Avg.
	B-1	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at December 31, 2006	6,529	$109.27
Granted/Issued	1,316	76.58
Vested	(3,043)	105.61
Forfeited	(157)	141.52
Non-vested at September 30, 2007	4,645	$101.31

Total fair value of the units vested during the nine months ended September 30, 2008 and 2007 was approximately $107,000 and $321,000, respectively.

In 2008, the Holdings granted an additional series of units under the Class B Unit Plan, referred to as B-2 Units. These units are subject to the same repurchase terms as the B-1 units. A summary of all vested and non-vested B-2 unit activity under the Plan as of September 30, 2008, and changes during the nine months then ended is presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands)	B-2	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2008	—	$10
Granted/Issued	4,310	10
Forfeited	—	—
Outstanding at September 30, 2008	4,310	$10	$ 62

A summary of the B Unit Plan’s non-vested B-2 Units as of January 1, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted-Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	—	—
Granted/Issued	4,310	$24.37
Vested	(6)	24.37
Forfeited	—	—
Non-vested at September 30, 2008	4,304	$24.37

Total fair value of units vested during the nine months ended September 30, 2008 was approximately $6,000.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation expense recognized in the nine months ended September 30, 2008 was $89,000. The remaining unrecognized compensation costs related to non-vested B-1 and B-2 Units at September 30, 2008 was approximately $121,000 and $55,000, respectively, and the weighted-average period of time over which these costs will be recognized is 1.6 years and 3.6 years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2007 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flow for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year.

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

OUR BUSINESS

The core of our operation has been to produce high-quality building products across all of the residential, commercial and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK Trim, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our volume growth has been the result of penetration of end markets capitalizing on value-added substitution opportunities from more traditional wood, fiber and steel products. We believe many of our products are still in the early stages of the material conversion opportunity. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the eight years since their introduction, our AZEK branded building products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In the first nine months of 2008 and for 2007 and 2006 full year results, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of September 30, 2008, our distributors were selling our products to over 1,900 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts, typically in the range of 1% to 5%. Over the course of 2007 and through the first nine months of 2008, we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding and decking products, as well as through the introduction of additional product lines.

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

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP. Throughout the Company’s history, resin prices have been subject to cyclical price fluctuations. As a result of increases in feedstocks, based on natural gas and crude oil prices, resin prices have risen to higher levels than in previous years. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity and selling price increases in all of our product lines. Price increases implemented in the second and third quarters of 2008 in the AZEK residential business and the Scranton Products commercial business have offset a portion of these higher resin costs. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers. For the remainder of 2008 we expect to see moderate decreases in resin costs due to lower demand in the broader economy, yet we do not expect to see much positive impact on our results of operations from these decreases until early 2009. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In the first nine months of 2008, approximately 22% of our products were sold for new construction, 40% were for remodeling, and 23% were in the commercial building sector, with the remaining 15% sold to various industrial end markets. Over 97% and 99% of our sales in the first nine months of 2008 and 2007, respectively, were in the United States.

We continue to experience economic factors that have significantly affected our growth in the residential building market. We have experienced lower volume in our AZEK Building Products business during the third quarter of 2008 due to the continued decline in residential construction and the reluctance of distribution partners and dealers to maintain inventory levels. We also continue to experience a decline in sales volume in our industrial markets due to the slowdown in the broader economy. We expect this difficult economic environment to continue through 2008 and into 2009.

ACQUISITIONS

On February 29, 2008, we completed the acquisition of 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $30.4 million, plus transaction costs. If certain financial targets are met in 2008, that purchase price may increase by approximately CAD $4.0 million in cash (approximately $3.76 million in USD at September 30, 2008). Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. The Premier and Trademark branded railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products and already offer a successful rail system that matches the AZEK Deck color palette. We believe the acquisition of Composatron is ideal for the expansion of our product offerings within the building products market. The Composatron business is reported as part of our AZEK Building Products business unit.

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

•	volatility in the financial markets;

•	risks associated with our substantial indebtedness and debt service;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	risk that projections of increased market size do not materialize as expected;

•	increases in prices and lack of availability of resin and other raw materials and our ability to pass any increased costs on to our customers in a timely manner;

•	risks related to our dependence on the performance of our AZEK products;

•	changes in governmental laws and regulations, including environmental law, and regulations;

•	continued increased acceptance of synthetic products as an alternative to wood and metal products;

•	risks related to acquisitions we may pursue;

•	our ability to retain management;

•	our ability to meet future capital requirements and fund our liquidity needs;

•	our ability to protect our intellectual property rights;

•	downgrades in our credit ratings; and

•	other risks and uncertainties.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A, SAB 101B and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Our revenues are recognized at the time product is shipped to the customer and title transfers.

We accrue for sales returns, discounts and other allowances based on a current evaluation of our experience based on the stated terms of the transactions. Should actual experience differ from our estimates, revisions to the estimated accruals would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between September 30, 2008 and December 31, 2007 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck products sold for residential use. The warranty period for all other uses of AZEK Deck, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at September 30, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142. In accordance with SFAS No. 142, management reviews Goodwill for impairment annually, or when events or circumstances indicate that its value may have declined. Testing of goodwill for impairment is performed using a two step process that involves estimating the fair value of the reporting units as the first step.

We evaluate Goodwill annually at December 31 by comparing the fair value at the reporting unit levels to their carrying values, including the Goodwill allocated to that reporting unit. The significant estimates and assumptions used by management in assessing the reporting units' fair value and the recoverability of Goodwill is based on estimated discounted future cash flows of that unit. Our approach is based on a reporting unit’s projection of operating results and cash flows that are discounted using our weighted average cost of capital. The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions under this method included a discount rate of approximately 10%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from 5% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years. We further assume a terminal growth rate after five years of approximately 5%, based upon the estimated growth of individual products and their projected growth cycles. Should there be little or no growth in our revenues, our estimated fair value calculations would still exceed the carrying costs at each reporting unit.

The estimates of future cash flows, based on projections, require management's judgment. Management bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. In addition, management uses certain indicators to evaluate whether the carrying value of Goodwill may not be recoverable, including current-period operating cash flow declines or any significant adverse change in the business climate that could affect the value of an entity. As of December 31, 2007, the estimated fair value materially exceeded the carrying value at each of our reporting units. Thus, the second step of the impairment analysis was not required. The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2008. As a result of any continuing deterioration in economic conditions, the Company may conclude differently upon performance of the annual impairment test in the fourth quarter of 2008.

We account for other non-amortizable intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 142, we consider our trademark intangible assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment by comparing the fair value of the Trademark assets to their carrying amount. If the carrying amounts of the trademark intangible assets were to exceed their fair value, an impairment loss would be recognized. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating revenues and an avoided royalty rate for each reporting unit in determination of the estimated fair values. Changes in forecasted revenues could materially affect these estimates.

We account for amortizable intangible assets and long-lived tangible assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” using the two step method to address potential impairment. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. In accordance with SFAS No. 144, we consider our customer relations, proprietary technology and non-compete agreements as intangible assets that require amortization. We evaluate the ability to recover amortizable intangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income. We evaluate the assigned useful lives of our long-lived assets at each reporting period for continued appropriateness, in accordance with SFAS No. 142

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$90,856	$82,552
Cost of sales	(67,837)	(59,032)
Gross margin	23,019	23,520
Selling, general and administrative expenses	(13,662)	(13,352)
Gain on sale of property	—	—
Operating income	9,357	10,168
Interest expense, net	(8,396)	(8,464)
Miscellaneous, net	78	220
Income (loss) before income taxes	1,039	1,924
Income tax (expense) benefit	(414)	(1,675)
Net income (loss)	$625	$249

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(74.7)	(71.5)
Gross margin	25.3	28.5
Selling, general and administrative expenses	(15.0)	(16.2)
Gain on sale of property	-	-
Operating income	10.3	12.3
Interest expense, net	(9.2)	(10.3)
Miscellaneous—net	0.1	0.3
Income (loss) before income taxes	1.2	2.3
Income tax (expense) benefit	(0.5)	(2.0)
Net income (loss)	0.7%	0.3%

Net Sales. Net sales were $90.9 million for the three months ended September 30, 2008, an increase of $8.3 million, or 10.1%, compared to $82.6 for the same period of 2007. AZEK Building Products net sales increased 9.1% from September 30, 2008 compared to September 30, 2007, and Scranton Products net sales increased 12.2% from September 30, 2008 compared to September 30, 2007. Increases in AZEK Building Products sales were primarily attributable to price increases implemented at the end of the second quarter and early third quarters of 2008, despite a 0.5% decrease in volume. Increases in Scranton Products sales were the result of increased selling prices and volume growth. Average selling price across the Company for the three months ended September 30, 2008 increased to $1.51 from $1.38 for the same period of 2007 primarily from higher sales prices as well as changes in product mix. Overall, we sold 60.0 million pounds of product during the three months ended September 30, 2008, which was a 0.1% increase from the amount sold during the three months ended September 30, 2007. Volume growth in the Scranton Products commercial business and the acquisition of Composatron were partially offset by volume declines in our residential and industrial businesses.

Cost of Sales. Cost of sales increased by $8.8 million, or 14.9%, to $67.8 million for the three months ended September 30, 2008 from $59.0 million for the same period in 2007. The increase was primarily attributable to a 39.9% increase in average resin costs for the three months ended September 30, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies. We expect resin costs to remain fairly level with the current quarter for the remainder of 2008 with some cost improvement expected in early 2009.

Gross Margin. Gross margin decreased by $0.5 million, or 2.1%, to $23.0 million for the three months ended September 30, 2008 from $23.5 million for the same period of 2007. Gross margin as a percent of net sales decreased to 25.3% for the three months ended September 30, 2008 from 28.5% for the same period in 2007. This decrease was mainly attributable to the increase in resin costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or 2.3%, to $13.7 million, or 15.0% of net sales for the three months ended September 30, 2008 from $13.4 million, or 16.2% of net sales for the same period in 2007. The increase in selling, general and administrative was primarily attributable to $0.3 million related to Composatron expenses as well as $0.9 million for depreciation and amortization related to the Composatron acquisition, partially offset by a $0.4 million decrease quarter over quarter in the amortization of intangibles acquired from the Procell Acquisition and approximately $0.5 million in severance costs incurred in the third quarter of 2007 attributable to the resignation of our former chief executive officer.

Interest Expense, net. Interest expense, net, decreased by $0.1 million, or 0.8%, to $8.4 million for the three months ended September 30, 2008 from $8.5 million for the same period in 2007. Interest expense was slightly lower due to lower variable interest rates in 2008 from 2007, offset by the additional $25.0 million in debt borrowed to finance the Composatron Acquisition on February 29, 2008.

Income Taxes. Income taxes decreased by $1.3 million, or 75.3%, to $0.4 million for the three months ended September 30, 2008 from $1.7 million for the same period in 2007. Income tax expense decreased primarily from the decline in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state taxes are recorded.

Net Loss/Income. Net income increased by $0.4 million, to $0.6 million for the three months ended September 30, 2008 from $0.2 million for the comparable period in 2007 as a result of reasons described above, most notably from the decrease in income taxes.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007

Net sales	$260,391	$254,053
Cost of sales	(195,072)	(181,294)
Gross margin	65,319	72,759
Selling, general and administrative expenses	(39,244)	(36,139)
Gain on sale of property	—	443
Operating income	26,075	37,063
Interest expense, net	(26,474)	(25,385)
Miscellaneous, net	127	181
(Loss) income before income taxes	(272)	11,859
Income tax benefit (expense)	151	(5,503)
Net (loss) income	$(121)	$6,356

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(74.9)	(71.4)
Gross margin	25.1	28.6
Selling, general and administrative expenses	(15.1)	(14.2)
Gain on sale of property	-	0.2
Operating income	10.0	14.6
Interest expense, net	(10.2)	(10.0)
Miscellaneous—net	-	0.1
(Loss) income before income taxes	(0.1)	4.7
Income tax benefit (expense)	0.1	(2.2)
Net (loss) income	(0.0)%	2.5%

Net Sales. Net sales increased by $6.3 million, or 2.5%, to $260.4 million for the nine months ended September 30, 2008 from $254.1 for the nine months ended September 30, 2007. Overall, AZEK Building Products net sales increased 2.7% from September 30, 2008 compared to September 30, 2007, and Scranton Products net sales increased 2.1% from September 30, 2008 compared to September 30, 2007. Average selling price across the Company for the nine months ended September 30, 2008 increased to $1.43 from $1.35 for the same period of 2007 primarily from higher selling prices as well as changes in product mix. Overall, we sold 181.7 million pounds of product during the nine months ended September 30, 2008, which was a 3.4% decrease from the 188.1 million pounds sold during the nine months ended September 30, 2007. Additional volume from the acquisition of Composatron was more than offset by declines in our residential and industrial markets due to the continued slowdown of the broader economy.

Cost of Sales. Cost of sales increased by $13.8 million, or 7.6%, to $195.1 million for the nine months ended September 30, 2008 from $181.3 million for the same period in 2007. The increase was primarily attributable to a 38.7% increase in average resin costs for the nine months ended September 30, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies.

Gross Margin. Gross margin decreased by $7.4 million, or 10.2%, to $65.3 million for the nine months ended September 30, 2008 from $72.7 million for the same period of 2007. Gross margin as a percent of net sales decreased to 25.1% for the nine months ended September 30, 2008 from 28.6% for the same period in 2007. This decrease was mainly attributable to the increase in resin costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 8.6%, to $39.2 million, or 15.1% of net sales for the nine months ended September 30, 2008 from $36.1 million, or 14.2% of net sales for the same period in 2007. The increase in selling, general and administrative was primarily attributable to a $0.5 million increase in the amortization of intangibles acquired from the Procell Acquisition, a $0.2 million increase in corporate costs, as well as $0.9 million related to Composatron expenses as well as $0.9 million for depreciation and amortization related to the Composatron acquisition, in addition to increased selling and marketing costs at AZEK Building Products.

Interest Expense, net. Interest expense, net, increased by $1.1 million, or 4.3%, to $26.5 million for the nine months ended September 30, 2008 from $25.4 million for the same period in 2007. Interest expense was higher primarily from the addition of $25.0 million borrowed to finance the Composatron Acquisition, which closed on February 29, 2008, as well as from $15.0 million borrowings under our revolving credit facility during the first six months of 2008.

Income Taxes. Income taxes decreased by $5.7 million, or 102.7%, to a $0.2 million benefit for the nine months ended September 30, 2008 from a $5.5 million expense for the same period in 2007. Income tax expense decreased primarily from the decrease in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state taxes are recorded.

Net Loss/Income. Net income decreased by $6.4 million, to net loss of $121 thousand for the nine months ended September 30, 2008 from a net income of $6.4 million for the comparable period in 2007 as a result of reasons described above, particularly from the higher average resin costs, as well as from increased selling, general and administrative expenses.

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

AZEK Building Products – Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$61,495	$56,387
Cost of sales	(47,108)	(40,188)
Gross margin	14,387	16,199
Selling, general and administrative expenses	(7,641)	(6,789)
Segment operating income	$6,746	$9,410

Net Sales. Net sales increased by $5.1 million or 9.1%, to $61.5 million for the three months ended September 30, 2008 from $56.4 million for the same period in 2007. The increase in net sales was primarily attributable to increases in selling prices implemented in the second and third quarters of 2008 as well as from changes in product mix sold due to the Composatron Acquisition. Average selling price for the three months ended September 30, 2008 was $1.32 as compared to $1.20 for the same period of 2007. We sold 46.7 million pounds of product during the three months ended September 30, 2008, which was a 0.5% decrease from the 46.9 million pounds sold during the comparable period in 2007. Volumes fell approximately 6.4% due to declines in the housing market as well as from the slow down in the broader economy, which was only partially offset by a 5.9% increase in volumes from the Composatron Acquisition.

Cost of Sales. Cost of sales increased by $6.9 million, or 17.2%, to $47.1 million for the three months ended September 30, 2008 from $40.2 million for the same period of 2007. The increase was primarily attributable to a 39.9% increase in average resin costs for the three months ended September 30, 2008 compared to the same period in 2007. This increase in average resin cost was partially offset by lower sales volumes, quarter over quarter.

Gross Margin. Gross margin decreased by $1.8 million, or 11.2% to $14.4 million for the three months ended September 30, 2008 from $16.2 million for the same period in 2007. This decrease was primarily attributable to increased resin costs. Gross margin as a percent of net sales was 23.4% for the three months ended September 30, 2008 compared to 28.7% for the same period in 2007. This decrease was mainly attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 12.5% to $7.6 million, or 12.4% of net sales for the three months ended September 30, 2008 from $6.8 million, or 12.0% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to $1.2 million related to the Composatron Acquisition partially offset by a $0.4 million decrease in the amortization of intangibles acquired from the Procell Acquisition from 2008 to 2007. We expect levels to continue to remain moderately higher than last year due to these acquisitions.

Operating Income. Operating income decreased by $2.7 million, or 28.3% to $6.7 million for the three months ended September 30, 2008 from $9.4 million for the comparable period in 2007 primarily due to higher average resin costs.

AZEK Building Products – Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$178,204	$173,590
Cost of sales	(134,870)	(123,340)
Gross margin	43,334	50,250
Selling, general and administrative expenses	(20,905)	(17,716)
Segment operating income	$22,429	$32,534

Net Sales. Net sales increased by $4.6 million or 2.7%, to $178.2 million for the nine months ended September 30, 2008 from $173.6 million for the same period in 2007. Average selling price for the nine months ended September 30, 2008 was $1.24 as compared to $1.17 for the same period of 2007, due to price increases that were implemented during the second and third quarters of 2008 in both the industrial and residential markets. We sold 143.2 million pounds of product during the nine months ended September 30, 2008, which was a 3.3% decrease from the 148.0 million pounds sold during the comparable period in 2007. Growth in AZEK Deck volumes and the acquisition of Composatron, which contributed to a 3.4% increase in volumes, were more than offset by declines in our residential and industrial markets. Housing starts were down approximately 31.1% year over year, which continues to have a negative impact on the residential market. The industrial products volume has declined year over year due to the slowdown in the broader economy.

Cost of Sales. Cost of sales increased by $11.5 million, or 9.3%, to $134.8 million for the nine months ended September 30, 2008 from $123.3 million for the same period of 2007. The increase was primarily attributable to a 38.7% increase in average resin costs for the nine months ended September 30, 2008 compared to the same period in 2007 as well as increases in volumes for our rail and decking products. This increase in average resin costs was primarily offset by lower sales volumes, on a year to date basis.

Gross Margin. Gross margin decreased by $6.9 million, or 13.8% to $43.3 million for the nine months ended September 30, 2008 from $50.2 million for the same period in 2007. This decrease was primarily attributable to increased resin costs. Gross margin as a percent of net sales was 24.3% for the nine months ended September 30, 2008 compared to 28.9% for the same period in 2007. The margin decline was primarily attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies. We continue to see the positive impact on our cost position through optimizing our production efficiencies and improving our production planning.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 18.0%, to $20.9 million, or 11.7% of net sales for the nine months ended September 30, 2008 from $17.7 million, or 10.2% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to a $0.5 million increase in the amortization of intangibles acquired from the Procell Acquisition as well as $1.8 million related to the Composatron Acquisition and increased selling and marketing costs at AZEK Building Products.

Operating Income. Operating income decreased by $10.1 million, or 31.1% to $22.4 million for the nine months ended September 30, 2008 from $32.5 million for the comparable period in 2007 primarily due to higher average resin costs as well as from increased selling, general and administrative expenses.

Scranton Products – Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$29,361	$26,165
Cost of sales	(20,729)	(18,844)
Gross margin	8,632	7,321
Selling, general and administrative expenses	(3,147)	(3,126)
Segment operating income	$5,485	$4,195

Net Sales. Net sales increased by $3.2 million or 12.2% to $29.4 million for the three months ended September 30, 2008 from $26.2 million for the same period in 2007. Average selling price for the three months ended September 30, 2008 was $2.20 compared to $2.01 for the same period of 2007 primarily from an increase in selling price and product mix. Net sales were affected by increased volumes within the commercial business due to sales and marketing initiatives taken to reposition the sales channel over the past twelve months (to improve upon the previous integration problems from the Santana Acquisition) offset by lower volumes in our industrial business line due to the slowdown in the broad economy. Overall, we sold 13.3 million pounds of product in the three months ended September 30, 2008, which is an increase of 2.2% from the 13.0 million pounds sold during the comparable period in 2007.

Cost of Sales. Cost of sales increased by $1.9 million, or 10.0%, to $20.7 million for the three months ended September 30, 2008 from $18.8 million for the same period of 2007. The increase was primarily attributable to a 39.9% increase in average resin costs for the three months ended September 30, 2008 compared to the same period in 2007.

Gross Margin. Gross margin increased by $1.3 million, or 17.9% to $8.6 million for the three months ended September 30, 2008 from $7.3 million for the same period in 2007. This increase was primarily attributable to higher sales partially offset by increased resin costs. Gross margin as a percent of net sales increased to 29.4% for the three months ended September 30, 2008 from 28.0% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were flat for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased to 10.7% for the three months ended September 30, 2008 from 11.9% for the same period in 2007.

Operating Income. Operating income increased by $1.3 million, or 30.8% to $5.5 million for the three months ended September 30, 2008 from $4.2 million for the comparable period in 2007 due to higher sales.

Scranton Products – Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$82,187	$80,463
Cost of sales	(60,202)	(57,954)
Gross margin	21,985	22,509
Selling, general and administrative expenses	(9,244)	(9,448)
Gain on sale of property	—	443
Segment operating income	$12,741	$13,504

Net Sales. Net sales increased by $1.7 million or 2.1% to $82.2 million for the nine months ended September 30, 2008 from $80.5 million for the same period in 2007. Average selling price for the nine months ended September 30, 2008 was $2.13 as compared to $2.01 for the same period of 2007. The results for the second half of 2008 reflect the impact of selling price increases in the commercial building products line, implemented in the second and third quarters of 2008. Net sales were affected by higher volumes in our commercial building products line, offset by declines in volume from our industrial business line on a year over year basis. Overall, we sold 38.5 million pounds of product in the nine months ended September 30, 2008, which is a decrease of 3.9% from the 40.1 million pounds sold during the comparable period in 2007. Relative to the industrial market, we expect to see continued negative impact on sales volume compared to last year due to the overall economy.

Cost of Sales. Cost of sales increased by $2.2 million, or 3.9%, to $60.2 million for the nine months ended September 30, 2008 from $58.0 million for the same period of 2007. The increase was primarily attributable to 38.7% increase in average resin costs for the nine months ended September 30, 2008 compared to the same period in 2007. This increase in average resin costs was primarily offset by lower sales volumes, on a year to date basis.

Gross Margin. Gross margin decreased by $0.5 million, or 2.3% to $22.0 million for the nine months ended September 30, 2008 from $22.5 million for the same period in 2007. This decrease was primarily attributable to increased resin costs and lower sales volumes. Gross margin as a percent of net sales decreased to 26.8% for the nine months ended September 30, 2008 from 28.0% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 2.2%, to $9.2 million, or 11.2% of sales for the nine months ended September 30, 2008 from $9.4 million, or 11.7% of net sales for the same period in 2007. The decrease in selling, general and administrative expenses was largely attributable to the one-time patent infringement charge of $0.5 million in September 2007, partially offset by recruiting costs of $0.2 million related to the Scranton Products president.

Operating Income. Operating income decreased by $0.8 million, or 5.7% to $12.7 million for the nine months ended September 30, 2008 from $13.5 million for the comparable period in 2007 due to lower sales volumes and higher average resin costs.

Corporate Costs– The Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(2,874)	(3,437)
Segment operating income	$(2,874)	$(3,437)

General and Administrative Expenses.Corporate general and administrative expenses decreased by $0.6 million, or 16.4%, to $2.9 million for the three months ended September 30, 2008 from $3.4 million for the three months ended September 30, 2007. The decrease in general and administrative expenses was primarily attributable to approximately $0.5 million in severance costs incurred in the third quarter of 2007 attributable to the resignation of our former chief executive officer.

Corporate Costs– The Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(9,095)	(8,975)
Segment operating income	$(9,095)	$(8,975)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.1 million, or 1.3%, to $9.1 million for the nine months ended September 30, 2008 from $9.0 million for the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily attributable to approximately $0.5 million of increased professional fees, such as accounting and legal costs, to continually support our public company infrastructure and $0.3 million of expenses related to the appointment of our chief executive officer. These increases were partially offset by approximately $0.5 million in severance costs incurred in the third quarter of 2007 attributable to the resignation of our former chief executive officer.

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

Net cash provided by operating activities was $39.0 million and $24.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities in the 2008 period was due to a decrease in trade accounts receivable and inventories resulting from continued working capital management and a decrease in prepaid expenses resulting from the receipt of rebates from some of our suppliers, partially offset by higher non-cash expenses including depreciation and amortization as well as lower net income. In order to maintain positive cash flow we regularly monitor our accounts receivable and inventory levels, which represented 29.0% and 38.1% of our total current assets at September 30, 2008, respectively. One of the key indicators that we use to monitor these levels is accounts receivable days and inventory turnover days. Accounts receivable days of 31 at September 30, 2008 slightly improved from the 36 days at September 30, 2007. We continue to monitor our collections progressively and consider our current days in line with last year. Our inventory turnover days were 55 at September 30, 2008 compared to 55 days at September 30, 2007.

Net cash used in investing activities was $45.0 million and $66.4 million for the nine months ended September 30, 2008 and 2007, respectively. In the 2008 period, cash used in investing activities of $31.2 million related to the Composatron Acquisition which closed on February 29, 2008. Also, there was a $12.3 million earn-out payment in the second quarter of 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $3.4 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. In 2007, cash used in investing activities of $58.0 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $10.4 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. We estimate that capital expenditures for 2008 will be $7.0 million to $10.0 million.

Net cash provided by financing activities was $20.7 million and $57.1 million for the nine months ended September 30, 2008 and 2007, respectively. On February 29, 2008, we received proceeds of $24.3 million from borrowings under the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We also borrowed $15.0 million under the Revolving Credit Facility (defined below) during the first quarter of 2008, and paid down $15.0 million in the second and third quarters of 2008. On January 31, 2007, we issued $33.0 million of Floating Rate Notes (defined below) and received $34.9 million in additional capital contributions, in order to finance the Procell Acquisition. We also incurred an additional $0.4 million in financing costs related to the public registration and exchange offer of our Floating Rate Notes in 2007.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at September 30, 2008. The Notes have been guaranteed by the Company and all of the subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc. (“AZEK”), Procell Decking Inc (“Procell”) and Scranton Products Inc. (“Scranton”; AZEK and Procell on one hand and Scranton on the other hand each a “group”) entered into a new senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”). AZEK, Procell and Scranton are the borrowers under the Revolving Credit Facility. On February 13, 2008, concurrently with the execution of the Revolving Credit Facility, we terminated our then outstanding senior secured revolving credit facility. On February 13, 2008, we repaid the outstanding principal amount of approximately $15.0 million under our prior facility with an approximately $15.0 million draw under the Revolving Credit Facility.

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

Covenant Ratios in Indenture and Credit Agreements. Our new Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (which includes Term Loan debt, Revolving Credit Facility debt, letter of credit and capital leases) on the last day of such period to (b)

“Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our new senior secured revolving credit agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At September 30, 2008, the Company had an available borrowing base of $33.9 million.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan agreement:

			Twelve Months
			Ended
			September 30,
(	Dollars in thousands)	Covenant Amount	2008
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.57x
	Senior secured indebtedness		$33,090
	Adjusted EBITDA		$58,030

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended September 30, 2008, on a pro forma basis as defined by our debt instruments:

		Add:	Less:
		Nine	Nine
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	September 30,	September 30,	September 30,
	2007	2008	2007	2008
Net income (loss) (a)	$4,246	$(121)	$6,356	$(2,231)
Interest expense, net (a)	33,698	26,474	25,385	34,787
Income tax expense (benefit)	3,760	(151)	5,503	(1,894)
Depreciation and amortization	18,157	15,971	12,866	21,262
EBITDA	59,861	42,173	50,110	51,924
Relocation and hiring costs	—	659	—	659
Composatron non-recurring charges (h)	—	346	—	346
Management fee and expenses (d)	1,733	1,467	1,330	1,870
Severance costs(c)	1,009	165	805	369
Settlement charges (b)	500	26	500	26
Gain on sale of property (e)	(422)	—	(443)	21
Non-cash compensation charge (f)	381	103	229	255
Santana Acquisition costs (g)	13	—	13	—
Procell non-recurring charges (i)	60	—	60	—
Registration expenses related to Notes (j)	—	238	—	238
Adjusted EBITDA	$63,135	$45,177	$52,604	$55,708
Pro forma adjustments (k)	5,266	1,736	4,680	2,322
Adjusted EBITDA with pro forma adjustments	$68,401	$46,913	$57,284	$58,030

_____________

(a) Net loss and interest expense each includes the amortization of approximately $1.5 million of deferred financing costs classified as interest expense for the nine months ended September 30, 2008.

(b)

Represents the one-time $0.5 million settlement expense CPG incurred over its patent infringement settlement during the year end December 31, 2007. Represents the $26 thousand settlement related to the closing costs of the sale of the Winfield Avenue facility for the nine months ended September 30, 2008.

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

(f)	See Notes 13 and 14 to our consolidated unaudited financial statements.
(g)	Represents charges related to integration and moving expenses from the Santana Acquisition, which we acquired on April 28, 2006.
(h)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.

(i) Represents charges related to integration costs from the Composatron Acquisition, which we acquired on February 29, 2008.

(j) Represents charges related to our registration statement for the Notes.

(k) Represents the pro forma effect from Procell Decking and Composatron as if the Procell Acquisition and the Composatron Acquisition took place on January 1, 2007, as defined by our credit agreements.

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

Long-term Liquidity. At September 30, 2008, we had the availability of $33,862,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our new senior secured revolving credit facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets are currently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2008. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond September 30, 2008 for certain of these liabilities.

Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years

__________________

Long term debt	$302,295	$250	$24,563	$277,482	$—
Interest on Notes and Term Loan	148,636	29,096	89,577	29,963	—
Raw materials in transit	125	125	—	—	—
Capital lease obligations	15,557	684	5,224	2,856	6,793
Operating lease obligations	9,654	1,072	3,806	2,511	2,265
Total (a)(b)(c)	$476,267	$31,227	$123,170	$312,812	$9,058
(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 9.9% related to our Floating Rate Notes and 7.85% related to our Term Loan.
(b)	As of September 30, 2008, there was a letter of credit of $1.4 million held against our Revolving Credit Facility, which provides for borrowings of up to $65.0 million.

Off-Balance Sheet Arrangements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. With the adoption of SFAS 159, the Company did not elect to apply provisions of this standard to its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that this standard will have on our future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to the Floating Rate Notes and any outstanding amounts under our Revolving Credit Facility. In addition, the market value of the Fixed Rate Notes will fluctuate with interest rates.

Our outstanding Floating Rate Notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.3 million per year. Our Revolving Credit Facility provides for borrowings of up to $65.0 million, which also bear interest at variable rates. Assuming the Revolving Credit Facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly, the cost of petrochemical resin. Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth.

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the three and nine months ended September 30, 2008 and 2007. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices, other precursor raw materials for the products and underlying demand for these products. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any cost increases. Even if we are able to pass these cost increases on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a materialadverse effect on our profitability and financial condition. Moreover, we do not reprice any existing orders. Also, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

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

Item 4T. Controls and Procedures.

(c)	As of October 14, 2008, our Revolving Credit Facility had a balance of $10.0 million outstanding and a letter of credit of $1.4 million held against it.

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Evaluation of Controls and Procedures

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1.	Legal Proceedings.

For the nine months ended September 30, 2008, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2007, except as set forth below. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Our business could be materially hurt by economic downturns,and current levels of market volatility are unprecedented.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets are currently experiencing severe volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

Item 1A.	Risk Factors.

•

Sales in the residential, commercial and institutional construction markets correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability. For example, beginning in the third quarter of 2006, the residential housing market entered a period of significantly reduced activity. Distributors responded by reducing inventory levels, which had a negative impact on AZEK sales and end market demand has softened. The slowdown in the residential housing market has continued to date and is expected to continue beyond 2008 and will negatively impact our results.

•

In general, demand for new home construction as well as commercial and institutional construction may be materially adversely affected by increases in interest rates and the reduced availability of financing. Although interest rates have been low the past few years, as interest rates rise, the ability of prospective buyers to finance purchases of new homes may be materially adversely affected. As a result, our business, financial condition and results of operations may also be materially adversely impacted. The remodeling market, in which we make a large portion of our sales, tends to be less sensitive to changes in interest rates. Any changes in tax laws related to mortgages and home equity financings could materially adversely affect sales in the home construction and remodeling market. For example, beginning in 2007, the mortgage finance market was negatively impacted by the fallout in the subprime mortgage market reducing the amounts residential home lenders were willing to finance as a result of tighter lending practices. This condition continues to exist in the market today with no indication of easing in the short term.

Dry petrochemical resin prices may continue to fluctuate as a result of volatility in natural gas and crude oil prices. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. See “Risk Factors — Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

•

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

•

Market conditions could result in our key distributors experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us. See “Risk Factors — Our sales, cash flows from operations and results of operations may decrease if our relations with our key distributors decline” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

•

Although we believe we have sufficient liquidity under our Revolving Credit Facilities, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

CPG International Inc.

Date: November 14, 2008	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer