Form 10-K
period 2008-12-31
CPG INTERNATIONAL INC.
filed 2009-03-31
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

There is no public market for the registrant’s common stock. As of March 25, 2009 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
FORM 10-K
DECEMBER 31, 2008
TABLE OF CONTENTS
Page

Cautionary Note Regarding Forward Looking Statements	3
PART I

Item 1 Business.	5

Item 1A Risk Factors.	14

Item 1B Unresolved Staff Comments.	24

Item 2 Properties.	25

Item 3 Legal Proceedings.	25

Item 4 Submission of Matters to Vote of Security Holders.	25
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of
Equity Securities.	25

Item 6. Selected Financial Data.	25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item7A Quantitative and Qualitative Disclosures About Market Risk.	50

Item 8 Financial Statements and Supplementary Data.	51

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	51

Item 9A Controls and Procedures.	51

Item 9B Other Information.	53
PART III
Item 10 Directors, Executive Officers and Corporate Governance.	53

Item 11 Executive Compensation.	56

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.	67

Item 13 Certain Relationships and Related Transactions and Director Independence.	69

Item 14 Principal Accountant Fees and Services.	71
PART IV
Item 15 Exhibits and Financial Statement Schedules.	72

Index to the Consolidated Financial Statements.	F-1

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about (a) our acquisition of Santana Products, Inc. (the “Santana Acquisition”), our acquisition of Procell Decking Systems™ (the “Procell Acquisition”) and our acquisition of Compos-A-Tron Manufacturing Inc. (the “Composatron Acquisition”); (b) the markets in which we operate, including growth of our various markets and growth in the use of synthetic products; and (c) our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward-looking statements. The forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.

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

•	volatility in the financial markets;

•	risks associated with our substantial indebtedness and debt service;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	risk that projections of increased market size do not materialize as expected;

•	increases in prices and lack of availability of resin and other raw materials and our ability to pass any increased costs on to our customers in a timely manner;

•	risks related to our dependence on the performance of our AZEK products;

•	changes in governmental laws and regulations, including environmental law, and regulations;

•	continued increased acceptance of synthetic products as an alternative to wood and metal products;

•	risks related to acquisitions we may pursue;

•	our ability to retain management;

•	our ability to meet future capital requirements and fund our liquidity needs;

•	our ability to protect our intellectual property rights;

•	risks related to our relations with our key distributors;

•	downgrades in our credit ratings; and

•	other risks and uncertainties.

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

Item 1. Business.

Company Overview

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed and acquired a number of branded products including AZEK® Trim, AZEK Moulding, AZEK Deck, AZEK Porch, AZEK Rail, Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market. Additionally AZEK Building Products produces Celtec and other non-fabricated products for the industrial market; and

•

Scranton Products Inc., or Scranton Products, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, EverTuff and TuffTec labels for the commercial market and Seaboard® and Flametec® and other non-fabricated products for special application industrial markets.

For financial information regarding our segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as Note 2 “Segment Information” to our consolidated financial statements in this report.

Except where the context otherwise requires, all references in this report to the “Company,” “we,” “our” or “us” (and similar terms) mean CPG International Inc., together with its consolidated financial subsidiaries.

The term “Holdings” or “parent” refers to CPG International Holdings LP, the owner of 100% of our common shares.

AZEK Building Products

Our AZEK Building Products business unit, representing approximately 67%, 68% and 62% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively, manufactures product for the residential markets under the AZEK brand and product for the industrial markets under several brands including Celtec. Through our AZEK Trim and AZEK Moulding product lines, we offer a variety of products for exterior housing applications such as trim, fascia, soffit, cornerboards, millwork, mouldings and window and door casements. With AZEK Deck and AZEK Porch, we supply deck boards and porch boards for residential housing. Through our AZEK Rail product line, we offer a variety of exterior railing systems that complement our decking and porch products. AZEK products are similar to finished wood aesthetically, but require less upkeep for protection. In addition, AZEK products provide many functional advantages as they do not warp or rot, are impervious to water and insect infestation and do not require paints or stains for protection. However in the case of AZEK Trim, it can be painted to achieve a custom color and will hold paint longer in applications where the product is painted. AZEK Trim, AZEK Deck and AZEK Rail are listed with the International Code Council (ICC). Serving the industrial markets, Celtec and other branded products are substitutes for wood and metal in a variety of applications, including industrial tank linings, marine products, fire retardant products and commercial signage. All of our AZEK products are manufactured from comparable raw material ingredients, including polyvinyl chloride, or PVC, and are manufactured internally through similar processes, providing significant cost benefits through vertical integration.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc., referred to herein as the Composatron Acquisition. Compos-A-Tron Manufacturing Inc. was a privately held Canadian manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. AZEK railing systems are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product line is highly complementary to the Company’s AZEK Deck products, including a railing system that matches the AZEK Deck color palette.

We sell our AZEK products through an expanding nationwide network of specialty building product distributors with over 75 locations who then sell to approximately 2,100 dealers including lumber yards, contractors, installers and more recently big box retailers. In addition, we sell Celtec and other similarly manufactured products through a similar national distribution network. Due to our product quality, market leadership and national sales and distribution network, AZEK has developed significant brand awareness within the residential home exteriors market, making it the product of choice for consumers of low maintenance home exterior products.

Scranton Products

Our Scranton Products business unit, representing approximately 33%, 32% and 38% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively, fabricates our Comtec and Santana synthetic bathroom partition and locker systems, and manufactures non-fabricated products, such as Seaboard and Flametec, that are utilized in various applications including semiconductors and marine construction, food preparation, playground equipment and other diverse applications. We have been able to successfully differentiate our product offering from our competitors through the introduction of proprietary products that are flame retardant, ultraviolet stable and highly resistant to abrasion or chemical corrosion. In addition, we believe we are the largest vertically integrated supplier of synthetic bathroom partition and locker systems, which we sell to schools, universities, parks, recreational facilities, stadium arenas, industrial plants, as well as various retail and commercial facilities. Our bathroom partition and locker alternatives, sold under our leading brands of Comtec, Capitol, EverTuff, Hiny Hiders and TuffTec, are impervious to rust, dents, and scratches; are longer lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed, unlike competing metal products. All of our products within this business unit are derived from comparable raw material ingredients, including either high density polyethylene, or HDPE, or polypropylene, or PP, and are manufactured internally through similar processes. This provides us with cost benefits compared to competitors who do not have our vertically integrated manufacturing capacity and therefore may have a less competitive cost position. We sell our bathroom partition and locker systems through both a direct and indirect sales force which covers over 1,200 local dealers across the United States, Canada and Latin America.

Our Competitive Strengths

We believe that our key competitive strengths are:

Leading Market Positions with Recognized Branded Leadership.
•

AZEK Building Products. In a 2008 Brand Use survey conducted by Builder Magazine, AZEK Trim was named the #1 brand, in the category of Exterior Decorative Mouldings/Trim/Columns, and was voted #1 in: (i) brand familiarity, (ii) brand most used, (iii) brand most used in the past two years, and (iv) quality.

•

Scranton Products. We believe we are the leading manufacturer of highly engineered synthetic bathroom and locker room products with our Comtec, Capitol, Hiny Hiders and EverTuff brands. With the support of our manufacturing and distribution capabilities, we believe we have established TuffTec as the market leading brand in the synthetic locker market. Each of these brands is well established and architects frequently specify our fabricated products by name. In addition, we have successfully branded many of our non-fabricated products, such as Seaboard and Flametec.

Extensive and Growing Distribution Network. Our products are distributed through an extensive network consisting of manufacturers’ representatives, distributors and dealers. We utilize a two-step distribution system through which our AZEK Building Products are first sold to specialty wholesale distributors, who in turn sell them to dealers, such as lumber yards or retail outlets. AZEK distributors are parties to distribution agreements which contain among other items, a clause that prohibits the distributor from carrying other brands of cellular PVC building products which may compete with the AZEK brand. Our internal AZEK sales force consists of seasoned marketing professionals, most of whom have been chosen for their experience in promoting other branded building products through two-step distribution channels. We choose distributors based on their ability to market and promote AZEK through their internal sales force and other industry contacts. Currently, our AZEK distributor network services dealers across the United States and Canada through over 75 locations. We have increased our AZEK dealer base from 150 dealers in 2001 to approximately 2,100 local stocking dealers as of December 31, 2008. No single dealer location accounts for more than 2% of AZEK sales. AZEK is the exclusive cellular PVC trim product carried by the vast majority of our dealers. In addition, we believe we are the largest vertically integrated supplier of synthetic bathroom partition and locker systems through our Scranton Products business unit, and we sell our bathroom partition and locker systems through both a direct and indirect sales force which covers over 1,200 local dealers across the United States, Canada and Latin America.

Low-Cost Manufacturer. Through over 25 years of developing highly engineered fabricated products based on our manufacturing and fabrication expertise, we have positioned our company as a low-cost vertically integrated manufacturer. Our competitive advantages include the proprietary resin blends and equipment customization techniques we have developed over many years. We believe our manufacturing expertise also allows us to obtain a much higher throughput, and consequently lower unit production costs, from our manufacturing process than most of our competitors. In addition, we have significant scale in purchasing resin that places us in a better cost position relative to many of our competitors. The combination of our market-leading size, vertically integrated business model and the cost savings associated with our high throughput operations provides us with significant cost and competitive advantages.

Experienced and Incentivized Management Team. We are led by an experienced and committed senior management team that has successfully guided us through historically high resin prices in 2005 and 2006, as well as a difficult economic environment severely impacting the housing market in 2007 and 2008. Members of our management team hold approximately 8% of total equity in CPG International Holdings, LP, our direct parent company.

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

•

AZEK Building Products. Within AZEK Building Products, we are creating the premium brand of exterior, low maintenance, residential building products for a wide range of home exterior applications. We began this with the introduction of AZEK Trim eight years ago and have continued to expand the product offering through new product development. AZEK has expanded from trimboards, to mouldings, decking and most recently railing. We are committed to continue to grow the AZEK Building Products offering of home exterior products over time and we believe the scale achieved in raw materials, manufacturing and the sales channel by these product introductions will increase sales and profitability over time.

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

Investment in and expansion of our residential home exteriors business through AZEK Building Products and our bathroom partition and locker room business within Scranton Products is the key element in our ability to continue to grow our business profitably over time.

Continue to Develop Brands and Innovative Products. We continuously seek opportunities to leverage our core capabilities with premium, low-maintenance branded building products to expand into adjacent end markets. Our value-added branded products, such as AZEK and TuffTec, now account for more than 83% of our net sales for the year ended December 31, 2008. We have also acquired families of branded products such as AZEK Deck, AZEK Rail, Hiny Hiders and Capitol to supplement internal growth. We believe that branded, end use products offer more stability in terms of pricing in the market and generate higher gross margins. In order to build upon our brand identity to further differentiate ourselves from our competitors and grow our leading market share in our markets, we seek to introduce new products, acquire well positioned products and enhance our existing offerings through research and development activities. Examples of our branded products include AZEK Moulding to complement AZEK Trim and AZEK Porch, an extension of AZEK Deck, as well as the addition of AZEK Rail. New product development and enhancements also include our introduction of a new color palette and unique product extensions such as granite, marble, speckled and slip-resistant surfaces with respect to our bathroom partition systems. In addition, we endeavor to utilize existing products and know-how for new applications. For example, the development of our synthetic locker systems was an extension of our partition systems and demonstrates our innovative product development strategy.

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

Continue to Build Market Share of Our Branded Products. We have successfully created meaningful brand recognition and customer loyalty with respect to our brands such as AZEK, Comtec, Capitol, EverTuff, TuffTec, Hiny Hiders, and Celtec, and are focused on further expanding our sales of these and other branded products. We believe our branded products are market leaders in their respective market segments. We have invested heavily in a national advertising and marketing campaign focused on architects, contractors and installers to accelerate the conversion from wood to synthetic home exterior products and to promote the AZEK brand. We believe sales of AZEK Trim should outpace underlying market growth, as the exterior trim markets are still in the early stage of material conversion process. Sales of AZEK Deck and AZEK Rail should continue to outpace underlying market growth, as these conversion processes are also in the early stages. In our synthetic bathroom and locker systems business, we seek to increase sales to national accounts and continue to increase our market share at the expense of metal competitors and other synthetic fabricators that are not vertically integrated and have a higher manufacturing cost position. We are focused on maintaining our market leading positions while simultaneously seeking additional growth from material conversion through further education of architects, builders, distributors, dealers and other consumers regarding the respective advantages of our products over competing wood, fiber and metal products.

Leverage Our Manufacturing Excellence. With over 25 years of experience in developing highly engineered synthetic products, we have gained significant internal manufacturing expertise and technical knowledge, and are focused on remaining a leader in plastic extrusion and fabrication. Our products are manufactured using internally developed resin mixes that are the product of years of research, development and experience in field application. We spent over 10 years developing AZEK Trim and, as a result, we believe that AZEK’s highly engineered manufacturing technology would be difficult to replicate. We perform significant customization on each machine following manufacturer installation. We maintain a dedicated on-site laboratory with fully functioning mixing, heating, and extrusion capabilities, and we use this facility to continue our product innovation and experiment with new additives and processes. To ensure our ongoing product quality and manufacturing leadership, we are committed to our continuous process improvement and employee empowerment model based upon LEAN manufacturing principles. We are also focused on improving our leading manufacturing technology to increase capacity and productivity, which would in turn lead to increased volume and profitability.

Our Products

AZEK Building Products

Residential Building Products. As the market leader in premium exterior branded building products, we offer a variety of products under the AZEK brand for numerous residential exterior applications which include:

•

AZEK Trim: AZEK Trim was the first, and to our knowledge, the only non-wood trim product to be listed with the ICC. Our free foam cellular PVC technology produces a product that has unparalleled uniformity, durability, workability and beauty. Product offerings under AZEK Trim, including:

AZEK Trim – Traditional – With a smooth surface on both sides, AZEK Traditional Trim has the look and feel of a high end wood trim board.

AZEK Trim – Frontier – The Frontier series has reversible surfaces. One side offers the traditional smooth look while the other side has a rustic patterned texture.

AZEK Sheet – AZEK Sheet is available in sizes from 4’x 8’ to 4’x 20’ in a variety of thicknesses and is intended for pop-out bay windows, raised panels and dormers and is easily used for applications over 12’ wide.

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

•

AZEK Moulding: AZEK Mouldings have the look and feel of AZEK Trim, are available in the most popular moulding profiles and feature the same crisp detail found in authentic wood mouldings, with the longevity and durability that AZEK products provide.

•

AZEK Deck and AZEK Porch: AZEK Deck offers superior performance attributes for long-life, low maintenance decking. AZEK Porch planks provide a low-maintenance surface that resists stains, moisture, mold/mildew, scuffs, scratching and fading, and can be used in covered or uncovered areas. AZEK Deck and Porch are each in the early stages of a material conversion process from wood and other synthetic materials. Unlike wood or composite decking materials, AZEK Deck and Porch are cellular PVC products that do not contain wood fillers.  Our Procell™ Technology allows our boards to resist stains and scratches, yet be workable like wood.

•

AZEK Rail: AZEK Rail offers the beauty and feel of real wood coupled with the high durability and low maintenance offered by all of our AZEK products. With three versatile styles including, AZEK Premier, Trademark and Reserve, and with expanded color selections, our customers can find a railing system to complement our deck and porch products.

            AZEK’s manufacturing process creates a superior home exterior product that possesses the following advantages over alternative materials:

Low Maintenance/Long-Life. The superior strength of its composition gives AZEK products a longer lifetime and a greater ability to withstand the elements than competing wood products. AZEK products are designed for outdoor applications, as it is impervious to termites and other insects and is not susceptible to water or moisture damage. AZEK Trim will also not rot, cup, split, twist or warp, and AZEK Trim and AZEK Moulding products are covered by a 25-year limited warranty, while AZEK Deck and AZEK Porch are covered by a limited lifetime warranty on products sold for residential use. The limited warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. Our railing products offer a 20-year limited warranty for AZEK Trademark and Reserve and AZEK Premier white railing and a 10-year limited warranty for colored railing.

Uniformity. We believe that the quality of our AZEK products is superior to that of natural wood and other exterior products. AZEK Trim products are manufactured to the highest degree of consistency with uniform thickness and premium lengths. AZEK Trim has a uniform density comparable to pine without the knots, grain, cracks, maximizing the amount of AZEK that can be used.

Workability. AZEK products offer similar workability characteristics to wood and have clear advantages over competing synthetic materials. AZEK products can be easily nailed, screwed, drilled and stapled without splitting or creating unsightly “mushrooms.” AZEK also offers a proprietary water-based cement that, when gluing two pieces of AZEK Trim together, forms a molecular bond that is stronger than the mechanical bond formed between wood and glue. In addition to its simple installation, AZEK Trim can also be easily manipulated for more complex applications. AZEK products can be shaped, routed and mitered using standard woodworking tools and thermoforming techniques.

Aesthetics. AZEK products look and feel like traditional wood, adding significant value and beauty, but last longer than traditional wood trim without ongoing maintenance.

Industrial Building Products. We manufacture Celtec and other branded products (such as Polycarve, Ultra White and Vintec) which can be substitutes for wood and metal in a variety of industrial applications, including industrial tank linings, marine products, fire retardant products and commercial signage. Our branded Celtec products are accepted in marine and commercial signage and graphics markets (Celtec 550) and industrial markets (Celtec 700). Celtec products offer advantages over competing products, with high structural strength, superior printability, ease of workability and light weight. Celtec 550 is designed to replace wood in non-stress bearing, non-building applications. Celtec 700 is designed for industrial and commercial signage. These products are tough, high strength and lightweight, and can be ordered in a wide range of sizes, thicknesses and colors. We also manufacture industrial corrosion resistant products which are suited for applications where maximum chemical resistance, prevention of ultraviolet degradation or tolerance to high temperature environments is necessary.

Scranton Products

Commercial Building Products. We fabricate bathroom partitions, shower cubicles and lockers from highly engineered synthetic sheet manufactured internally, and sell these products under our Comtec, Capitol, EverTuff, Hiny Hiders and TuffTec brands. Unlike competing metal products, our synthetic alternatives are impervious to rust, dents and scratches; are longer-lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed. As compared to metal alternatives, our partitions and locker products sell at premium prices but deliver significantly reduced lifecycle costs through increased durability and lower maintenance expenses.

Our bathroom products include custom built toilet partitions, doors, privacy screens, hardware accessories, shower cubicles and vanities manufactured in an array of designs and color choices. They are available in wall-mounted, floor-mounted, floor-to-ceiling and ceiling-hung models and they are also manufactured with a variety of hinges and hardware accessories. Their key features and benefits are that they are manufactured from one inch thick highly-engineered synthetic materials and resist moisture, stains, odors, mildew, scratches, corrosion and delamination. The primary end markets for our bathroom partition products include schools, parks, stadiums, factories, hospitals, transportation terminals, retail locations and fitness centers.

Our synthetic locker systems are equipped with several different locking mechanisms and are available in a variety of sizes, colors and designs. They are impervious to rust, dents, scratches, graffiti and are moisture resistant and require minimal maintenance. Also, the lockers are ideal for high traffic and sanitary environments and they are easily steam cleaned to eliminate bacteria. The primary end markets for these products include schools, amusement parks, factories and fitness centers.

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

•

Sanatec—Sanatec is a High Density polyethelyne product formulated to manufacture high quality cutting boards and food grade equipment parts. All Sanatec colors are approved by NSF International for food grade contact in meat and poultry processing, restaurants, food processing equipment and food preparation.

•

HiTec—HiTec is a high impact product that is resistant to abrasion and scratching and is suited for the manufacture of chemical resistance products and products that come in direct contact with foodstuffs. It is used for business machine parts, guides and wear plates, cams, washers, shims, packing rings in chemical applications, low speed bearings, laboratory vessels, rotors and blades, roll stand bearings, nuclear storage containers, skids and deflector plates, tank, chute and bin linings and is FDA compliant.

We also provide applications to marine construction through Seaboard, which is UV stable, scratch resistant and has excellent impact and stiffness. We also support semiconductors through our Flametec product, which is in the family of flame retardant sheet formulations that meet the guidelines for clean room materials. Finally, we offer Playboard® Modular Playground Systems, which consists of 2-color Polycarve and Grip X® slip resistant materials utilized in flanges, flat roofs, steps, platforms, climbing walls, spring toys, park furnishings and signs.

Operations and Manufacturing Process

Our various products are manufactured through a highly technical, precision manufacturing process in which a number of variable elements must be managed in parallel in order for the product to be produced to specifications and perform to expectations. During the manufacturing process, our proprietary products are blended, heated and then processed through an extrusion device. For our end use building products, further steps are taken to fabricate and assemble our products through internally designed, proprietary processes. Developing the correct mixture of raw materials and blends, as well as the proper speed and calibrations, is highly technical, and we have developed significant internal expertise in this process through our 25 years of experience. Each of our machines is customized according to internal proprietary specifications by our technicians in order to establish the correct mixing, speed and extrusion processes.

Sales and Marketing

We have carefully balanced the build-out of our AZEK sales and marketing, distribution and manufacturing infrastructure in a manner that enables us to meet demand and control quality. Our AZEK sales organization is organized by geographic region. The sales force focuses on actively promoting product awareness and educating the distributor and dealer base on the attractive relative product characteristics of AZEK products.

We have a comprehensive marketing campaign using various media in support of the AZEK brand, targeted towards its growing dealer base as well as the architect, custom builder, remodeler, installer and consumer demand base. Our goal is to raise the visibility of the AZEK brand and the value proposition of AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail.

We seek to leverage our Scranton Products sales force, market leading position, promotional materials and proprietary products to develop close relationships with architects and our Pinnacle/Elite dealer network. Our sales organization and regional manufacturers’ sales representative organizations provide coverage to over 1,200 local dealers across the United States, Canada and Latin America. Our Scranton Products sales agents call on architects in order to influence project specifications in traditional institutional markets, such as schools, universities, and stadium arenas, as well as targeted new markets, such as retail stores, industrial facilities and food processing plants.

While we distribute our industrial building products primarily through distributors, we have six independent manufacturers’ sales representatives and one direct sales representative promoting our product lines.

Distribution

Our products are distributed throughout an extensive network consisting of manufacturing representatives, distributors and dealers. We market our products to a diverse group of end markets, including residential, commercial and industrial construction, semiconductor, marine, industrial and other markets. Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year ended December 31, 2008, and our largest distributors, The Parksite Group, through eleven branches, Boston Cedar and Wolf Distributing, each accounted for more than 10% of AZEK Building Product sales for the year ended December 31, 2008, and collectively accounted for approximately 44% of consolidated net sales for the year ended December 31, 2008.

Through a two-step distribution system, we sell our AZEK products exclusively through an expanding nationwide network of specialty building product distributors with multiple locations (each independently representing the AZEK product) who in turn sell to lumber yards, contractors and installers. Our 23 AZEK distributors are equipped to service every region of the United States and Canada in over 75 locations. We believe that AZEK has also developed the largest and most extensively trained stocking dealer network of any non-wood trim manufacturer in the industry. We have steadily grown our AZEK dealer base from 150 dealers in 2001 to approximately 2,100 as of December 31, 2008. We combined the AZEK Deck and AZEK Rail operations with our AZEK Building Products business unit in order to effectively leverage AZEK’s two-step distribution system.

Our Scranton Products bathroom partition and locker systems are sold through a national distribution network that covers over 1,200 local dealers across the United States, Canada and Latin America. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify building products by name and material in their designs, leaving dealers and installers less flexibility in choosing manufacturers, and enabling us to service the resulting demand through local dealer networks.

We primarily sell our non-fabricated products to over 370 customers, who in turn sell full sheet and/or fabricate products to end users.  We are typically a primary source for our Original Equipment Manufacturer (“OEM”) relationships due to the breadth of our non-fabricated product offering.

Raw Materials and Suppliers

Our most significant raw materials are PP, HDPE and PVC dry petrochemical resin. These resins accounted for more than half of our cost of goods sold for 2008 and 2007. We purchase our raw materials directly from major petrochemical suppliers. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months. Historically, we have not bought resin from a sole source and we believe our raw materials are available from alternative sources on similar terms. Over the past five years, PVC resin prices have increased to record high levels, primarily due to increases in natural gas and crude oil prices and demand in the broader economy. These significantly higher resin costs have impacted our profitability throughout 2007 and 2008. Recently, we have seen resin prices decline in late 2008 and early 2009 due to lower demand in the broader economy. See “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Our products also compete with the wood, metal and other traditional products that our synthetic products are designed to replace. For example, AZEK Trim competes primarily with wood, aluminum, engineered wood and vinyl coil wrap. In the cellular PVC trim market, there are few other competitors of scale. The decking market in which AZEK Deck operates is similarly competitive, with numerous significantly larger competitors manufacturing both wood and composite decking. The bathroom partition market is highly fragmented and consists of manufacturers typically producing products in several different materials and price ranges. Metal currently represents more than a majority of the overall bathroom products market. With respect to our other non-fabricated products, the market is highly fragmented, with manufacturers generally focusing on a few core materials that are sold through a similar distribution network. Our competitors for other non-fabricated products include other national and regional manufacturers. See “Risk Factors—Risks Related to Our Business—We face competition in each of our businesses and our customers may not continue to purchase our products.”

Intellectual Property

We rely on a combination of trademarks, trade secrets, unpatented know-how, patents, licenses, and other intellectual property rights and protective measures to protect our proprietary rights. We own approximately 44 U.S. trademark registrations and 12 U.S. patents. We employ various methods, including confidentiality and non-disclosure agreements with third parties and employees who have access to our trade secrets, to protect our trade secrets and know-how.

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

Seasonality

Our sales have historically been moderately seasonal and have been strongest in the first and third quarters of the calendar year. We typically experience increased sales of AZEK products in the first quarter of the year as a result of our “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We have generally experienced decreased sales in the fourth quarter due to adverse weather conditions in certain markets during the winter season. In addition, we have experienced increased sales of our bathroom partition products during the summer months when schools are typically closed.

Employees

As of February 15, 2009, all of our workforce was non-union and totaled 512 employees, comprised of 346 production employees and 166 office employees. We are not a party to any collective bargaining agreements. We believe our relationship with our employees is good.

Environmental

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows. We believe we are compliant with all environmental laws and regulations in all material respects and possess all necessary permits to operate our manufacturing and other facilities. Our cost of compliance with environmental laws and regulations was minimal in 2008.

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

Risks Related to Our Business

Our business could be materially hurt by economic downturns, and current levels of market volatility are unprecedented.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets are currently experiencing severe volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Sales in the residential, commercial and institutional construction markets correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability. For example, beginning in the third quarter of 2006, the residential housing market entered a period of significantly reduced activity. Distributors responded by reducing inventory levels, which had a negative impact on AZEK sales and end market demand has softened. The slowdown in the residential housing market has continued to date and is expected to continue throughout 2009 and will negatively impact our results.

•

In general, demand for new home construction as well as commercial and institutional construction may be materially adversely affected by increases in interest rates or the reduced availability of financing. Although interest rates have been low during the past few years, as interest rates rise, the ability of prospective buyers to finance purchases of new homes may be materially adversely affected. As a result, our business, financial condition and results of operations may also be materially adversely impacted. The remodeling market, in which we make a large portion of our sales, tends to be less sensitive to changes in interest rates. Any changes in tax laws related to mortgages and home equity financings could materially adversely affect sales in the home construction and remodeling market. For example, beginning in 2007, the mortgage finance market was negatively impacted by the fallout in the subprime mortgage market reducing the amounts residential home lenders were willing to finance as a result of tighter lending practices. This condition continues to exist in the market today with no indication of easing in the short term.

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

•

Dry petrochemical resin prices may continue to fluctuate as a result of volatility in natural gas and crude oil prices and demand in the broader economy. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. See “Risk Factors—Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials.”

•

Market conditions could result in our key distributors experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us. See “Risk Factors—Our sales, cash flows from operations and results of operations may decrease if our relations with our key distributors decline.”

•

Although we believe we have sufficient liquidity under our senior secured revolving credit facility, under extreme market conditions there can be no assurance that such funds will continue to be available or sufficient. Due to the current volatility in the credit markets, there is a risk that lenders could fail or refuse to honor their obligations under existing credit agreements. In such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all, as the availability and cost of credit has been and continues to be materially adversely affected by current economic conditions. If we are unable to obtain the required capital or if our costs become prohibitively high, our business would be materially adversely affected.

We do not know if market conditions or the state of the overall economy will improve in the near future and the timing and nature of any improvement remains uncertain. In addition, there can be no assurance that recent U.S. government actions for the purpose of stabilizing the financial markets, or market response to those actions, will have a beneficial impact on the economy. We cannot predict whether or when the U.S. government may take additional actions to address the financial crisis or what impact, if any, such actions could have on our business. These difficult and ongoing economic conditions make it difficult to predict operating results, make business decisions and identify and respond to business risks and, as a result, there can be no assurance that our financial results will not continue to be materially adversely affected.

Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials.

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our total cost of goods sold for the years ended December 31, 2008, 2007 and 2006. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

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

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world market for petroleum and the North American natural gas markets could materially affect the prices and general availability of raw materials. Over the past several years we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. Even if we are able to pass these price increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that all of the increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and cash flow. Moreover, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices had more than doubled through a period of significant price volatility due to increases in natural gas and crude oil prices and demand in the broader economy. Recently, we have seen resin prices decline in late 2008 and early 2009 due to lower demand in the broader economy. Our annual average cost of resin increased by approximately 29.7% from the year ended December 31, 2007 to December 31, 2008, following a decrease of approximately 11.2% from the year ended December 31, 2006 to December 31, 2007.

Our continued success is dependent on the performance of our AZEK products, which represent a significant portion of our net sales.

In 2008 and 2007, AZEK products accounted for a majority of our net sales, and net sales of our AZEK products have increased over the past five years. Therefore, our future prospects are largely dependent on the continued success of our AZEK products, which have been on the market for nine years. If we should experience any problems, real or perceived, with product quality, relative value and use as compared to competitive materials, distribution, delivery or consumer acceptance of AZEK products, our sales and profitability could materially decline. In particular, the success of AZEK depends on our customers continuing to be willing to pay more for AZEK on the basis of relative value and use as compared to wood and other products that AZEK is intended to replace. In addition, we are subject to the risk that third parties develop new products that compete favorably with AZEK on a price-to-value relationship.

The ongoing severe economic downturn has affected our growth in the residential building market. In 2006 through 2008, demand for our products with our distributors and dealers declined as they maintained lower levels of inventory due to recent declines in demand in the residential building market. As a result, we experienced declining sales volume of AZEK in this period, and we expect these declines to continue in 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We typically experience moderately increased sales of AZEK products in the first quarter of the year during which we conduct an “early buy” sales program that encourages dealers to stock AZEK products through the use of incentive discounts. We also have experienced decreased sales during the fourth quarter due to adverse weather conditions in certain markets during the winter season. Although AZEK products can be installed year-round, unusually adverse weather conditions can adversely impact the timing of the sales of certain of our products, causing reduced profitability when such conditions exist. In addition, we have experienced increased sales of our synthetic bathroom partition products during the summer months during which schools are typically closed and therefore more likely to be undergoing remodeling activities.

If we are unable to meet future capital requirements, our business may be adversely affected.

We have made significant capital expenditures in our businesses in recent years to expand our facilities and enhance our production processes. We spent approximately $6.5 million, $15.1 million and $17.3 million in capital expenditures in fiscal years 2008, 2007 and 2006. We estimate that capital expenditures for 2009 will be $8.0 million to $13.0 million. As we grow our businesses, we may have to incur additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

We may incur goodwill impairment charges that adversely affect our operating results.

In accordance with SFAS No. 142, we review our Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it would more likely than not result in the fair value of a reporting unit being lower than its carrying value. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our Goodwill or long-lived assets. In the event that we determine our Goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations. As of December 31, 2008, we have determined that it is more likely than not that the fair value of each of our reporting units is below their respective carrying amounts. As of the date of this report, we have not completed the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the work performed to date and the continued depressed market conditions, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing our best estimate of the impairment charge. In addition, we recorded a non-cash Trademark impairment charge of $4.0 million for the year ended December 31, 2008. We expect to finalize our Goodwill impairment analysis during the first quarter of 2009. There could be material adjustments to the Goodwill impairment charge when the Goodwill impairment analysis is complete. Any adjustment to our preliminary estimates will be recorded in our financial statements for the quarter ending March 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” Other impairment charges in the future may also have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with manufacturing processes.

We internally manufacture our own products at our production facilities. Our manufacturing facilities are in the Scranton, Pennsylvania area, where we produce all of our products, other than AZEK Deck and AZEK Rail products, which are internally manufactured at production facilities located in Foley, Alabama and Toronto, Canada. While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

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

Our top ten distributors, through more than 35 independent branches, collectively accounted for approximately half of our net sales for the year end December 31, 2008. Our largest distributors, The Parksite Group, through eleven branches, Boston Cedar and Wolf Distributing, each accounted for more than 10% of AZEK Building Product segment sales for the year ended December 31, 2008, and collectively accounted for approximately 44% of net sales for the year ended December 31, 2008. We expect our relationship with The Parksite Group, Boston Cedar, Wolf Distributing and our other key distributors to continue; however the loss of or a significant adverse change in our relationships with The Parksite Group, Boston Cedar, Wolf Distributing or any other significant distributor could temporarily disrupt our net sales. Our operations depend upon our ability to maintain our relations with our network of distributors and dealers. If our key distributors and dealers are unwilling to continue to sell our products, if we do not provide product offerings and price points that meet the needs of our key distributors and dealers, or if our key distributors and dealers merge with or are purchased by a competitor, we could experience a decline in sales. The loss of, or a reduction in orders from, any significant distributor or dealer, losses arising from disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any significant distributor or dealer could cause a decrease in our net income and our cash flow. If we are unable to replace such distributors or dealers, or otherwise replace the resulting loss of sales, our business and results of operations could be materially adversely affected.

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

            We provide a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK Trim and AZEK Moulding products and a lifetime limited warranty on AZEK Deck and

AZEK Porch products sold for residential use. The limited warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Rail products have a 20-year limited warranty for AZEK Trademark and Reserve and AZEK Premier white railing and a 10-year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck and AZEK Porch warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering, or structural defects from fungal decay.

            Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for six years, both of which are relatively early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Management believes that our warranty reserves at December 31, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

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

A portion of our business is derived from Canada, which exposes us to foreign exchange risks.

Fluctuations between U.S. and Canadian currency values may adversely affect our results of operations and financial position. Our AZEK Rail products are internally manufactured at production facilities located in Toronto, Canada, and we have established an extensive network of distributors and dealers throughout the United States and Canada. Because the Canadian dollar is the functional currency for our Canadian operations, any change in the exchange rate will affect our reported expenses and net income for any period affected. For example, for the year ended December 31, 2008, we experienced unrealized foreign currency losses of $215,000.  A decrease in the value of Canadian currency relative to the U.S. dollar could adversely affect the financial results from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our consolidated financial statements. There can be no assurance that fluctuations in foreign currency exchange rates will not have a materially adverse effect on our business, financial condition or results of operations.

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

There is no assurance that these protections are adequate to prevent competitors from copying, imitating or reverse engineering our products or from developing and marketing products that are substantially equivalent to or superior to our own. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. Due to the nature of our products and technology, it is difficult for us to monitor unauthorized uses of our products and technology. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products, including our AZEK products, in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on our goodwill in the marketplace since it would damage the reputation of synthetic products generally, whether or not it violates our intellectual property rights.

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

We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose joint and several strict liabilities on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2008, because we failed to maintain effective controls over the accounting for income taxes. An error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes, related to the methodology used to establish the Company’s valuation allowance and was corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2008 included in this Annual Report on Form 10-K, and had no impact on previously reported periods. We are in the process of actively addressing and remediating this material weakness, and we may incur costs and expenses in connection with correcting the material weakness. The existence of any material weaknesses increases the risk to an investor of relying on our financial statements, and there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our future financial statements and periodic filings. If we are unable to effectively remediate this material weakness and conclude that our internal control over financial reporting is effective in any future period, there could be material misstatements in our future financial statements and our business may be materially adversely affected. For more information regarding the material weakness identified, please see Item 9A(T) of this report.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $314.3 million, excluding up to an additional $19.2 million that was available for borrowing under our senior secured revolving credit facility. On February 13, 2008, we terminated our existing senior secured revolving credit facility and entered into a senior secured revolving credit agreement. On February 29, 2008, we also entered into a $25.0 million term loan and agreement. For further details regarding these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements.”

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions, including the ongoing severe volatility and disruptions in the credit markets;
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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Each 0.25% increase or decrease in the applicable interest rates on our variable-rate debt outstanding at December 31, 2008 would correspondingly change our interest expense by approximately $0.4 million per year.

The indenture governing our outstanding notes and our credit agreements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our senior secured revolving credit facility matures in 2013 and our term loan matures in 2011. As a result, we may be required to refinance any outstanding amounts under our term loan prior to the maturity of the notes and amounts outstanding under our revolving credit facility prior to the maturity of the fixed rate notes. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we are unable to refinance our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the current severe economic downturn and ongoing disruptions in the financial markets.

We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility, or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. A prolonged recession could materially adversely affect our ability to raise sufficient funds. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit agreements and our notes, on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to refinance our debt obligations on favorable terms, it could have a significant adverse effect on our financial condition and on our ability to pay principal and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our senior secured revolving credit facility also requires us to maintain a minimum fixed charge coverage ratio in certain circumstances. We may not be able to maintain this ratio, and if we fail to be in compliance with this test when required to be in compliance, we will not be able to borrow funds under our senior secured revolving credit facility which could make it difficult for us to operate our business. In addition, our new term loan requires us to not exceed a senior secured leverage ratio. We may not be able to maintain this ratio, and any failure in compliance with this test could result in default under our term loan agreement.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On our main property in the Scranton, Pennsylvania area, we operate five facilities that are organized by material type for manufacturing purposes for both AZEK Building Products as well as Scranton Products. We operate one additional facility in Scranton, Pennsylvania: Keyser Avenue, for manufacturing. We also operate a manufacturing facility in Foley, Alabama as well as two manufacturing facilities in Toronto, Ontario, Canada. Our administrative offices are located in Moosic, Pennsylvania within two miles of our manufacturing facilities. The chart below summarizes our facilities.

Facility	Square Feet	Ownership	Use

Scranton Building #5	343,000	Owned	Office and Manufacturing Facility(1)
Scranton / Keyser Avenue	308,000	Leased	Manufacturing Facility(2)
Scranton Building #1	153,330	Owned	Manufacturing Facility(1)
Scranton Building #2	67,500	Owned	Manufacturing Facility(2)
Scranton Building #3	67,500	Owned	Manufacturing Facility(2)
Scranton Building #4	16,050	Owned	Manufacturing Facility(2)
Administrative Offices	22,000	Leased	Administrative Services(3)
Foley, Alabama	109,500	Leased	Office and Manufacturing Facility(2)
Toronto Facilities	79,500	Leased	Office and Manufacturing Facility(2)
Toronto Facilities	43,000	Leased	Office and Manufacturing Facility(2)

_______

(1)	Facility used by our Scranton Products business segment.
(2)	Facility used by our AZEK Building Products business segment.
(3)	Facility utilized for both segments of our business.

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

As of December 31, 2008 all of the Company’s issued and outstanding shares of common stock are held by CPG International Holdings LP, its direct parent company.

Item 6. Selected Financial Data.

On May 10, 2005, CPG International Inc., a Delaware corporation consummated the acquisition (the “Transaction”) of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company (the “Predecessor”). CPG International I Inc., formerly known as Compression Polymers Holding Corporation, a Delaware corporation (“CPG”), and CPG International Inc., formerly known as

Compression Polymers Holding II Corporation, a Delaware corporation (the “Successor”) were each formed by AEA Investors LLC and its affiliates (“AEA Investors”) for the purpose of the Transaction. The Predecessor sold all of the equity interests of its operating subsidiaries to the Successor in connection with the Transaction.

The selected historical financial data presented below as of and for the years ended December 31, 2004 and for the period from January 1, 2005 to May 10, 2005 have been derived from the Predecessor’s audited consolidated financial statements. The selected historical financial data presented below as of December 31, 2005, 2006, 2007 and 2008, for the period from May 11, 2005 to December 31, 2005 and the years ended December 31, 2006, 2007 and 2008 have been derived from the Successor’s audited consolidated financial statements. You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.

						Predecessor	Predecessor
					Period	Period
	Year	Year	Year		May 11,	January 1,	Year
	Ended	Ended	Ended		2005 to	2005 to	Ended
	December 31,	December 31,	December 31,		December 31,	May 10,	December 31,
(Dollars in thousands)	2008	2007	2006		2005	2005	2004

Statement of Operations
Net sales	$305,240	$313,703	$261,790		$140,672	$81,931	$171,060
Cost of sales	(235,099)	(225,436)	(193,417)		(113,076)	(58,854)	(121,121)
Gross margin	70,141	88, 267	68,373		27,596	23,077	49,939
Selling general and administrative (1), (3)	(50,644)	(47,242)	(40,521)		(18,972)	(21,905)	(20,451)
Gain on sale of property	21	422	–		–	–	–
Impairment of goodwill and other intangibles	(40,000)	–	–		–	–	–
Operating income	(20,482)	41,447	27,852		8,624	1,172	29,488
Interest expense, net	(34,905)	(33,698)	(28,685)		(21,175)	(1,860)	(14,082)
Foreign currency loss	(215)	–	–		–	–	–
Miscellaneous, net	153	240	306		158	(384)	(266)
Income (loss) before income taxes	(55,449)	7,989	(527)		(12,393)	(1,072)	15,140
Income tax (expense) benefit	7,095	(3,760)	(230)		4,682	(3,060)	(5,870)
Net income (loss)	$(48,354)	$4,229	$(757)		$(7,711)	$(4,132)	$9,270
Other Data
Volume sold (000’s lbs)	209,105	231,615	186,695		110,600	69,660	147,869
Capital expenditures	$6,532	$15,098	$17,282		$17,295	$4,489	$7,299
Balance Sheet Data
(at end of period)
Cash	$22,586	$9,608	$2,173		$14,785		$2,697
Working capital (2)	$35,500	$39,058	$35,511	$	32,822		$50,360
Total assets	$538,905	$600,496	$507,796	$	464,918		$200,537
Total debt (4)	$314,253	$284,933	$258,297	$	216,602		$143,917
Total shareholder’s equity	$146,926	$196,494	$156,972	$	157,457		$30,557
______________________
(1)

Predecessor incurred a one-time compensation charge of approximately $12.8 million relating to the vesting of certain restricted units upon closing of the Transaction. This amount was included in selling, general and administrative expenses for the period from January 1, 2005 to May 10, 2005, and was funded by the seller, Compression Polymers Holding LLC, our Predecessor, from the purchase price of the Transaction. As such, there was no cash impact on the financial statements of the Successor related to this compensation charge.

(2)	Working capital is defined as current assets less current liabilities.
(3)

Adjusted for the inclusion of share-based compensation as follows: $398 and $272 for the years ended December 31, 2007 and 2006, respectively and $102 for the period May 11, 2005 to December 31, 2005. See Notes 14 and 15 to the financial statements.

(4)	Includes capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis gives effect to the restatement discussed in Note 14 to the consolidated financial statements. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in Item 15 of this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion under the caption “Cautionary Note Regarding Forward-Looking Statements.” Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) herein mean CPG International Inc.

OVERVIEW

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed a number of branded products including AZEK® Trim, AZEK Moulding, AZEK Deck, AZEK Porch, AZEK Rail, Comtec and Hiny Hiders bathroom partition systems, and EverTuff™ and TuffTec™ locker systems. We operate the following two business units:

•

AZEK Building Products Inc., or AZEK Building Products, manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market. Additionally AZEK Building Products produces Celtec and other non-fabricated products for the industrial market; and

•

Scranton Products Inc., or Scranton Products, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, EverTuff and TuffTec labels for the commercial market and Seaboard® and Flametec® and other non-fabricated products for special application industrial markets.

On April 29, 2006, we completed the acquisition of Santana Holdings Corporation, the direct parent of Santana Products, Inc. for a purchase price of $36.0 million (the “Santana Acquisition”). Santana is included in the Scranton Products operating segment.

On January 31, 2007, we completed the acquisition of Pro-Cell, LLC, which owned and operated Procell Decking Systems (“Procell”) for a purchase price of $77.3 million (“Procell Acquisition”). Procell is included in the AZEK Building Products operating segment. For further discussion, see “—Acquisitions” below.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million (“Composatron Acquisition”). Composatron is included in the AZEK Building Products operating segment. For further discussion, see “—Acquisitions” below.

OUR BUSINESS

The core of our operation has been to produce high-quality building products across all of the residential, commercial and industrial end markets we serve. In the last decade, our expertise in manufacturing has allowed us to successfully develop value-added, branded building products such as AZEK Trim, Comtec, EverTuff, TuffTec and Celtec products, which offer accelerated volume growth and higher margins. Our growth in excess of underlying markets has been the result of increasing penetration of the building and industrial end markets. We believe many of our products are still in the early stages of the material conversion opportunity as customers are increasingly choosing low maintenance products as opposed to more traditional materials including wood, fiber and steel. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment that has enabled us to lower our manufacturing conversion costs. In addition, we have attained higher margins for our branded products through highly developed sales channels and continued product innovation. We continually look to utilize existing products and know-how for new applications, including the development of additional branded building products.

Over the nine years since their introduction, our AZEK Building Products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In 2008, 2007 and 2006, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of December 31, 2008, our distributors were selling our products to approximately 2,100 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts. Over the course of 2007 and 2008, we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding, railing and decking products, as well as through the introduction of additional product lines.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our product offerings which include Comtec, Capitol, Hiny Hiders, EverTuff and TuffTec brands, are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers through representatives in all 50 states. In 2008, we regained market share within the commercial building markets by actively engaging key dealers and sales representatives. Our focus is also to continue to develop leading brands for 2009 including new locker designs as well as a line of fire rated partitions. We believe that these additional goals will allow us to continue our market penetration into the commercial building market.

Dry petrochemical resins, primarily PVC, HDPE and PP, represented a majority of our raw material costs and cost of sales in 2008. Throughout our 25-year history, resin prices have been subject to cyclical price fluctuations. Due to increases in natural gas and crude oil prices and demand in the broader economy in 2008, dry petrochemical resin prices have risen to higher levels than in previous years. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity and selling price increases in all of our product lines. Price increases implemented in the second and third quarters of 2008 in the AZEK Building Products residential business and the Scranton Products commercial business have offset a portion of these higher resin costs. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In 2008, approximately 21% of our products were sold for new construction, 38% were for remodeling, and 25% were in the commercial building sector, with the remaining 16% sold to various industrial end markets. Over 97% and 98% of our sales in 2008 and 2007, respectively, were in the United States.

We experienced economic factors that significantly impacted our growth in 2007 and 2008, and we expect these conditions to continue throughout 2009. Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets are currently experiencing severe volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example, these factors combined to negatively affect our AZEK Building Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our products. Overall, we expect to see a continued challenging environment for our AZEK Building Products and our business generally.

ACQUISITIONS

On February 11, 2008, we entered into a purchase and sale agreement to acquire 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million. Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1.0 million in cash (approximately $817,000 USD at December 31, 2008). The acquisition closed on February 29, 2008. Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The products are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complementary to our AZEK Deck products including a railing system that matches the AZEK Deck color palette. We believe the acquisition of Composatron was ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

On December 13, 2006, we entered into a unit purchase agreement to acquire all of the outstanding equity of Pro-Cell, LLC, which owns and operates Procell Decking Systems for a total purchase price of $77.3 million, which includes $12.3 million in cash plus additional equity in CPG International Holdings, our parent company, valued at approximately $5.7 million since certain financial targets were met for the year ended December 31, 2007. The acquisition of Procell closed on January 31, 2007. Procell was a privately held manufacturer located in Foley, Alabama, that had developed the next generation product in the synthetic decking market. Procell leverages solid-core, cellular PVC technology combined with agra-fiber to produce a durable, long-life product with superior attributes that serve as a replacement for wood and composite products in decking applications. Procell’s use of cellular solid-core technology is complementary to our AZEK Trimboards manufacturing process, creating a solid, load-bearing yet lightweight decking product. We believe that the acquisition of Procell was key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products and that the Procell Acquisition will help us expand our product base, increase our presence throughout our distribution and dealer network and expand our portfolio of premium branded building products. The Procell business reports as part of our AZEK Building Products business unit.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized at the time product is shipped to the customer and title transfers.

We accrue for sales returns, discounts and allowance for doubtful accounts based on a current evaluation of experience based on the stated collection terms. Should actual experience differ from estimates, revisions to the reserves or allowances recorded would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2008 and December 31, 2007 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at December 31, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is lower than its carrying value. Testing of Goodwill to identify potential impairment and calculate the amount of impairment, if any, is performed using a two step process. The first step, which involves estimating the fair value of each reporting unit, is performed by comparing the fair value of the reporting unit to the unit’s carrying values, including the Goodwill allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the Goodwill impairment test shall be performed to measure the amount of impairment loss, if any. Under step two, the implied fair value of Goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared to the carrying value of Goodwill. The excess of the carrying value of Goodwill over the implied fair value of Goodwill represents the amount impaired.

We evaluate Goodwill annually at December 31. The significant estimates and assumptions used by management in assessing the reporting units fair value and the recoverability of Goodwill is based on estimated discounted future cash flows of that unit. Our approach is based on a reporting unit’s projection of operating results and cash flows that are discounted using our weighted average cost of capital. The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions under this method included a discount rate of approximately 11%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from -10% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years. We further assume a terminal growth rate after five years of approximately 4% to 5%, based upon the estimated growth of individual products and their projected growth cycles.

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

As of December 31, 2008, we have determined that it is more likely than not that the fair value of each of our reporting units is below their respective carrying amounts. As of the date of this filing, we have not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on our consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a non-cash Goodwill impairment charge of $36.0 million, representing our best estimate of the impairment charge. Approximately $14.0 million and $22.0 million were recorded to the AZEK Building Products and Scranton Products business segments, respectively. We expect to finalize our Goodwill impairment analysis during the first quarter of 2009. There could be material adjustments to the Goodwill impairment charge when the Goodwill impairment analysis is complete. Any adjustment to our preliminary estimates will be recorded in our financial statements for the quarter ending March 31, 2009.

We account for other non-amortizable intangible assets also in accordance with SFAS No. 142. In accordance with SFAS No. 142, we consider our trademark intangible (“Trademark”) assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment, or more frequently if events or circumstances indicate that the asset might be impaired, by comparing the fair value of the Trademark assets to their carrying amount. If the carrying amounts of the Trademark assets were to exceed their fair value, an impairment loss would be recognized. As of December 31, 2008, the carrying amount of the Trademark assets exceeded their fair value and a $4.0 million impairment charge was recorded to the Scranton Products business segment. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating revenues and an avoided royalty rate for each reporting unit in determination of the estimated fair values. Changes in forecasted revenues could materially affect these estimates.

We account for amortizable intangible assets and long-lived tangible assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”) using the two step method to address potential impairment. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. In accordance with SFAS No. 144, we consider our customer relations, proprietary technology and non-compete agreements as intangible assets that require amortization. We evaluate the ability to recover amortizable intangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, which we would determine based on undiscounted cash flows, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income. We evaluate the assigned useful lives of our long-lived assets at each reporting period for continued appropriateness, in accordance with SFAS No. 142.

Share-Based Compensation

We follow the provisions of SFAS No. 123R “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  We expense our share-based compensation on a straight-line basis over the requisite service period for each award.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$305,240	$313,703
Cost of sales	(235,099)	(225,436)
Gross margin	70,141	88,267
Selling, general and administrative expenses	(50,644)	(47,242)
Gain on sale of property	21	422
Impairment of goodwill and other intangibles	(40,000)	-
Operating (loss) income	(20,482)	41,447
Interest expense, net	(34,905)	(33,698)
Miscellaneous, net	153	240
Exchange rate difference	(215)	-
(Loss) income before income taxes	(55,449)	7,989
Income tax benefit (expense)	7,095	(3,760)
Net (loss) income	$(48,354)	$4,229

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(77.0)	(71.9)
Gross margin	23.0	28.1
Selling, general and administrative expenses	(16.6)	(15.1)
Gain on sale of property	-	0.1
Impairment of goodwill and other intangibles	(13.1)	-
Operating (loss) income	(6.7)	13.2
Interest expense, net	(11.4)	(10.7)
Miscellaneous—net	0.1	0.1
Exchange rate difference	(0.1)	-
(Loss) income before income taxes	(18.2)	2.5
Income tax benefit (expense)	2.3	(1.2)
Net (loss) income	(15.8)%	1.3%

Net Sales. Net sales decreased by $8.5 million, or 2.7%, to $305.2 million for the year ended December 31, 2008, from $313.7 million for the year ended December 31, 2007. Overall, AZEK Building Products net sales decreased 4.5% from December 31, 2008 compared to December 31, 2007, and Scranton Products net sales increased 1.2% from December 31, 2008 compared to December 31, 2007. Average selling price per pound across the Company for the year ended December 31, 2008 increased to $1.46 from $1.35 for the same period of 2007, due to higher selling prices and changes in product mix. Overall, we sold 209.1 million pounds of product during the year ended

December 31, 2008, which was a 9.7% decrease from the 231.6 million pounds sold during the year ended December 31, 2007. Additional volume from the acquisition of Composatron and growth in our Scranton Products commercial business was more than offset by declines in our residential and industrial markets due to the continued severe slowdown of the broader economy.

Cost of Sales. Cost of sales increased by $9.7 million, or 4.3%, to $235.1 million for the year ended December 31, 2008 from $225.4 million for the same period in 2007. The increase was primarily attributable to a 29.7% increase in average resin costs for the year ended December 31, 2008 compared to the same period in 2007, partially offset by manufacturing efficiencies. We do expect to see some improvement in our cost position from lower average resin costs in 2009 compared to 2008, but there is no assurance that these resin prices will remain lower.

Gross Margin. Gross margin decreased by $18.2 million, or 20.5%, to $70.1 million for the year ended December 31, 2008 from $88.3 million for the same period of 2007. Gross margin as a percent of net sales decreased to 23.0% for the year ended December 31, 2008 from 28.1% for the same period in 2007. This decrease was mainly attributable to the increase in resin costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.4 million, or 7.2%, to $50.6 million, or 16.6% of net sales for the year ended December 31, 2008 from $47.2 million, or 15.1% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily attributable to a $1.1 million increase in corporate costs primarily related to public company requirements, the integration of Composatron and non-recurring recruiting costs, as well as $2.5 million related to Composatron expenses, in addition to increased selling and marketing costs at AZEK Building Products.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.1% of net sales for the year ended December 31, 2007. This gain resulted from a transaction involving the sale of one of Scranton Products’ manufacturing facilities for net proceeds of $2.0 million in May 2007.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill and other intangibles was $40.0 million, or 13.1% of net sales for the year ended December 31, 2008, resulting from the write-down of goodwill and trademarks in the fourth quarter as a result of depressed market conditions.

Interest Expense, net. Interest expense, net, increased by $1.2 million, or 3.6%, to $34.9 million for the year ended December 31, 2008 from $33.7 million for the same period in 2007. Interest expense was higher primarily from the addition of $25.0 million of debt borrowed to finance the Composatron Acquisition on February 29, 2008, as well as borrowings in 2008 on the revolving credit facility.

Income Taxes. Income taxes decreased by $10.9 million, or 288.7%, to a benefit of $7.1 million for the year ended December 31, 2008 from a $3.8 million expense for the same period in 2007. Income tax expense decreased primarily due to the pretax loss, offset in part by the increase of $6.3 million in the valuation allowance recorded against certain net deferred tax assets other than deferred tax liabilities related to indefinite-lived assets (which cannot be used to support the realization of the existing deferred tax assets), and the impact of a portion of the impairment charge having no corresponding tax benefit.

Net Income. Net income decreased by $52.6 million, to a net loss of $48.4 million for the year ended December 31, 2008 from net income of $4.2 million for the comparable period in 2007 as a result of reasons described above, particularly from the higher average resin costs, as well as from decreased sales in the fourth quarter of 2008 and the impairment of goodwill and other intangibles.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$313,703	$261,790
Cost of sales	(225,436)	(193,417)
Gross margin	88,267	68,373
Selling, general and administrative expenses	(47,242)	(40,521)
Gain on sale of property	422	-
Operating income	41,447	27,852
Interest expense, net	(33,698)	(28,685)
Miscellaneous, net	240	306
Income (loss) before income taxes	7,989	(527)
Income tax (expense) benefit	(3,760)	(230)
Net income (loss)	$4,229	$(757)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	(71.9)	(73.9)
Gross margin	28.1	26.1
Selling, general and administrative expenses	(15.1)	(15.5)
Gain on sale of property	0.1	-
Operating income	13.2	10.6
Interest expense, net	(10.7)	(11.0)
Miscellaneous—net	0.1	0.1
Income(loss) before income taxes	2.5	(0.2)
Income tax (expense) benefit	(1.2)	(0.1)
Net income (loss)	1.3%	(0.3)%

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

Cost of Sales. Cost of sales increased by $32.0 million, or 16.6%, to $225.4 million for the year ended December 31, 2007 from $193.4 million for the same period in 2006. The increase was primarily attributable to increased volumes from the Procell Acquisition. We also benefited from an 11.2% reduction in average resin costs for the year ended December 31, 2007 compared to the same period in 2006, as well as from other operating cost reductions. Despite year over year reductions in resin costs, resin prices rose from their low point in the first half of 2007.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.7 million, or 16.6%, to $47.2 million, or 15.1% of net sales for the year ended December 31, 2007 from $40.5 million, or 15.5% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily attributable to the Procell Acquisition, including a $1.8 million increase in amortization related to the intangibles acquired in the Procell Acquisition, a $2.5 million increase in corporate costs, which includes $1.0 million in severance costs, primarily related to the departure of our former chief executive officer, additional costs related to public company requirements, as well as increased selling and marketing costs.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.1% of net sales for the year ended December 31, 2007. This transaction involved the sale of one of Scranton Products’ manufacturing facilities for net proceeds of $2.0 million in May 2007.

Interest Expense, net. Interest expense, net, increased by $5.0 million, or 17.5%, to $33.7 million for the year ended December 31, 2007 from $28.7 million for the same period in 2006. Interest expense was higher primarily from the addition of $33.0 million of debt related to the Procell Acquisition, which closed on January 31, 2007.

Income Taxes. Income taxes increased by $3.5 million to $3.8 million for the year ended December 31, 2007 from a $0.2 million expense for the same period in 2006. Income tax expense increased primarily from the increase in pretax income (determined primarily based on the pretax income of the specific subsidiaries, and the states where they are subject to income tax), as well from adjustments in the rate at which state deferred taxes are recorded.

Net Income. Net income increased by $5.0 million, to net income of $4.2 million for the year ended December 31, 2007 from a net loss of $0.8 million for the comparable period in 2006 as a result of reasons described above, particularly from the Procell Acquisition, lower average resin costs, offset by increased selling, general and administrative expenses, mainly from additional amortization on the intangible assets acquired in the Procell Acquisition, additional costs related to public company requirements and additional marketing costs related to the additional branding efforts for our decking products.

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

AZEK Building Products – Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$204,378	$213,991
Cost of sales	(159,902)	(151,984)
Gross margin	44,476	62,007
Selling, general and administrative expenses	(26,899)	(24,138)
Loss on sale of fixed assets	21	(21)
Impairment of goodwill	(14,000)	-
Operating income	$3,598	$37,848

Net Sales. Net sales decreased by $9.6 million or 4.5%, to $204.4 million for the year ended December 31, 2008 from $214.0 million for the same period in 2007. Average selling price per pound for the year ended December 31, 2008 was $1.26 as compared to $1.18 for the same period in 2007 due to the addition of AZEK Rail and price increases that were implemented during the second and third quarters of 2008 in both the industrial and residential markets. We sold 162.1 million pounds of product during the year ended December 31, 2008, which was a 10.8% decrease from the 181.7 million pounds sold during the comparable period in 2007. The acquisition of Composatron, which contributed a 3.8% increase in volume, was more than offset by declines in our residential and industrial markets. Housing starts were down 45.0% year over year, and continue to have a negative impact on the residential market. Our residential and industrial products volume has declined year over year due to the continued severe slowdown in the broader economy.

Cost of Sales. Cost of sales increased by $7.9 million, or 5.2%, to $159.9 million for the year ended December 31, 2008 from $152.0 million for the same period of 2007. The increase was primarily attributable to a 29.7% increase in average resin costs for the year ended December 31, 2008 compared to the same period in 2007. The increase in average resin costs was primarily offset by lower sales volumes.

Gross Margin. Gross margin decreased by $17.5 million, or 28.3% to $44.5 million for the year ended December 31, 2008 from $62.0 million for the same period in 2007. This decrease was primarily attributable to reduced net sales and increased resin costs. Gross margin as a percent of net sales was 21.8% for the year ended December 31, 2008 compared to 29.0% for the same period in 2007. The margin decline was primarily attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or 11.4% to $26.9 million, or 13.2% of sales for the year ended December 31, 2008 from $24.1 million, or 11.3% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to an additional $2.5 million related to Composatron.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill was $14.0 million, or 6.9% of net sales for the year ended December 31, 2008 resulting from the write-down of goodwill in the fourth quarter.

Operating Income. Operating income decreased by $34.2 million, or 90.5% to $3.6 million for the year ended December 31, 2008 from $37.8 million for the comparable period in 2007, primarily due to higher average resin costs and the impairment of goodwill.

AZEK Building Products – Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$213,991	$162,198
Cost of sales	(151,984)	(118,921)
Gross margin	62,007	43,277
Selling, general and administrative expenses	(24,138)	(21,035)
Loss on sale of fixed assets	(21)	–
Operating income	$37,848	$22,242

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 14.8% to $24.1 million, or 11.3% of sales for the year ended December 31, 2007 from $21.0 million, or 13.0% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was primarily due to increased selling and marketing costs attributable to the expansion and introduction of additional product lines, and an increase of $1.8 million from the amortization of intangibles related to the Procell Acquisition.

Operating Income. Operating income increased by $15.6 million, or 70.2% to $37.8 million for the year ended December 31, 2007 from $22.2 million for the comparable period in 2006 primarily due to the Procell Acquisition and lower average resin costs.

Scranton Products – Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$100,862	$99,712
Cost of sales	(75,197)	(73,452)
Gross margin	25,665	26,260
Selling, general and administrative expenses	(11,637)	(12,143)
Gain on sale of property	—	443
Impairment of goodwill and other intangibles	(26,000)	—
Operating income	$(11,972)	$14,560

Net Sales. Net sales increased by $1.2 million or 1.2% to $100.9 million for the year ended December 31, 2008 from $99.7 million for the same period in 2007. Average selling price per pound for the year ended December 31, 2008 was $2.15 as compared to $2.00 for the same period of 2007. The results reflect the impact of selling price increases in the commercial building products line, implemented in the second and third quarters of 2008 and change in mix to higher priced products. Net sales were affected by higher volumes in our commercial building products line, offset by declines in volume from our industrial business line. Overall, we sold 47.0 million pounds of product in the year ended December 31, 2008, which is a decrease of 5.9% from the 49.9 million pounds sold during the comparable period in 2007. In the industrial market, we expect to see continued negative impact on sales volume compared due to the overall economy.

Cost of Sales. Cost of sales increased by $1.7 million, or 2.4%, to $75.2 million for the year ended December 31, 2008 from $73.5 million for the same period of 2006. The increase was primarily attributable to the 29.7% increase in average resin costs compared to the same period in 2007. This increase in average resin costs was primarily offset by lower sales volumes.

Gross Margin. Gross margin decreased by $0.6 million, or 2.3% to $25.7 million for the year ended December 31, 2008 from $26.3 million for the same period in 2007. This decrease was primarily attributable to the increased average resin costs. Gross margin as a percent of net sales was 25.4% for the year ended December 31, 2008 as compared to 26.3% for the year ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million, or 4.2%, to $11.6 million, or 11.5% of sales for the year ended December 31, 2008 from $12.1 million, or 12.2% of net sales for the same period in 2007. The decrease in selling, general and administrative expenses was largely attributable to a one-time patent infringement charge of $0.5 million in September of 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.4% of net sales for the year ended December 31, 2007. This transaction involved the sale of one of Scranton Products’ manufacturing facilities for net proceeds of $2.0 million in May 2007.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill and other intangibles was $26.0 million, or 25.8% of net sales for the year ended December 31, 2008 resulting from the $22.0 million write-down of goodwill and the $4.0 million write-down of trademarks in the fourth quarter.

Operating Income. Operating income decreased by $26.6 million, or 182.2% to a net loss of $12.0 million for the year ended December 31, 2008 from net income of $14.6 million for the comparable period in 2007 due to lower sales volumes, higher average resin costs and the impairment of goodwill.

Scranton Products – Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$99,712	$99,592
Cost of sales	(73,452)	(74,496)
Gross margin	26,260	25,096
Selling, general and administrative expenses	(12,143)	(11,249)
Gain on sale of property	443	—
Operating income	$14,560	$13,847

Net Sales. Net sales of $99.7 million for the year ended December 31, 2007 remained fairly level when compared to sales for the same period of 2006. Net sales were affected by declines in our partition lines due to difficulty surrounding the integration of product lines and shared customer bases with those from the Santana Acquisition, as well as declines in our industrial business line, only partially offset by growth in our locker systems. Overall, we sold 49.9 million pounds of product in the year ended December 31, 2007, which is a decrease of 3.1% from the 51.5 million pounds sold during the comparable period in 2006.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million,or 7.9%, to $12.1 million, or 12.2% of sales for the year ended December 31, 2007 from $11.2 million or 11.3% of net sales for the same period in 2006. The increase in selling, general and administrative expenses was largely attributable to a non-recurring legal settlement of $0.5 million in June 2007.

Gain on Sale of Property. Gain on sale of property was $0.4 million, or 0.4% of net sales for the year ended December 31, 2007. This transaction involved the sale of one of Scranton Products’ manufacturing facilities for net proceeds of $2.0 million in May 2007.

Operating Income. Operating income increased by $0.7 million, or 5.1%, to $14.6 million for the year ended December 31, 2007 from $13.8 million for the comparable period in 2006 due to lower sales volumes offset by lower average resin costs.

Corporate Costs –Year Ended December 31, 2008 compared to the Year Ended December 31, 2007.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(12,108)	(10,961)
Operating income	$(12,108)	$(10,961)

General and Administrative Expenses.Corporate general and administrative expenses increased by $1.1 million, or 10.5%, to $12.1 million for the year ended December 31, 2008 from $11.0 million for the year ended December 31, 2007. The increase in general and administrative expenses was primarily attributable to approximately $1.4 million of increased professional fees, such as accounting, registration fees and legal costs, to continually support our public company infrastructure and the integration of Composatron and $0.3 million of expenses related to the appointment of our chief executive officer. These increases were partially offset by $1.0 million in severance costs incurred in 2007 attributable to the resignation of our former chief executive officer.

Corporate Costs –Year Ended December 31, 2007 compared to the Year Ended December 31, 2006.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(10,961)	(8,237)
Operating income	$(10,961)	$(8,237)

General and Administrative Expenses.Corporate general and administrative expenses increased by $2.8 million, or 33.1%, to $11.0 million for the year ended December 31, 2007 from $8.2 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily attributable to a $0.7 million increase in depreciation expense primarily related to our information system upgrade completed in the third and fourth quarters of 2006, $1.0 million in severance costs, primarily attributable to the resignation of our former chief executive officer and approximately $1.0 million of increased professional fees such as Sarbanes-Oxley compliance, information technology, accounting and legal costs, to support our continued development of a public company infrastructure.

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

Net cash provided by operating activities was $36.3 million, $21.3 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in cash provided by operating activities in the year 2008 was primarily due to improvements in receivables and inventory management. We continuously monitor our accounts receivable and inventory levels in order to maintain positive cash flow, which is most important to us during the current economic downturn. The key indicators that we use to monitor these levels are accounts receivables turnover and inventory turnover days. Accounts receivable days of 20 at December 31, 2008 improved from 47 at December 31, 2007 due to the additional efforts made from a collections perspective. Our inventory turnover days were 51 at December 31, 2008 compared to 108 at December 31, 2007. Much of the decrease in inventory days related to the timing of shipments for the AZEK winter buy program as well as from  improved inventory management in 2008 compared to 2007. The increase in cash provided by operating activities from 2007 to 2006 was primarily due to higher earnings and improved receivable collections, offset by increased levels of finished goods related to our winter buy at the end of 2007 compared to 2006.

Net cash used in investing activities was $47.9 million, $70.6 million and $52.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, cash used in investing activities of $31.2 million related to the Composatron Acquisition completed on February 29, 2008. In addition, there was a $12.3 million earn-out payment in 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $6.3 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. In 2007, cash used in investing activities of $58.2 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $14.4 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. On May 10, 2007, we also sold one of our manufacturing facilities for approximately $2.0 million. Cash used in investing activities in 2006 was primarily attributable to $35.0 million related to the Santana Acquisition completed on April 28, 2006. The majority of the remaining cash used in investing activities in 2006 related to $17.0 million of capital expenditures for the continued development of our new facility to manufacture AZEK Trim products, as well as for a company-wide accounting software upgrade that was implemented during the quarter ended September 30, 2006. We estimate that our capital expenditures for 2009 will be $8.0 million to $13.0 million.

Net cash provided by financing activities was $24.1 million, $56.7 million and $37.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. On February 29, 2008, we received proceeds of $24.3 million from borrowings under the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We also incurred an additional $1.3 million in financing fees related to the additional 2008 funding. We also borrowed approximately $25.0 million against our revolving credit facility and paid down approximately $20.0 million during 2008. On January 31, 2007 we received gross proceeds of $33.0 million from the issuance of additional floating rate notes as well as $34.9 million in additional capital contributions, in order to finance the Procell Acquisition. The majority of cash provided by financing activities in 2006 related to the proceeds from the $30.2 million additional financing of floating rate notes, as well as $9.5 million in proceeds from our senior secured credit facility, $5.3 million of which we incurred as part of the Santana Acquisition, with the remaining proceeds used for operating activities. We also incurred an additional $1.9 million in financing costs related to the public registration and exchange offer of our Notes.

Floating Rate Notes and Fixed Rate Notes. CPG International I Inc. (“CPG”), our wholly owned subsidiary, had approximately $128.0 million aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at December 31, 2008. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc. (“AZEK”), Procell Decking Inc (“Procell”) and Scranton Products Inc. (“Scranton”; AZEK and Procell on one hand and Scranton on the other hand each a “group”) entered into a new senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”). AZEK, Procell and Scranton are the borrowers under the Revolving Credit Facility. On February 13, 2008, concurrently with the execution of the Revolving Credit Facility, we terminated our then outstanding senior secured revolving credit facility (“Prior Senior Secured Revolving Credit Facility”). On February 13, 2008, we repaid the outstanding principal amount of approximately $15.0 million under our prior facility with an approximately $15.0 million draw under the Revolving Credit Facility.

The Revolving Credit Facility provides for an aggregate maximum credit of $65.0 million, however the borrowing capacity available to each group is limited by a borrowing base. For each group, the borrowing base is limited to a percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent in the exercise of its reasonable business judgment. At December 31, 2008, the Company had an available borrowing base of $19.2 million.

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

The Revolving Credit Facility contains negative covenants that, subject to certain exceptions and limitations, restrict our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase indebtedness. The covenants under the Revolving Credit Facility also include a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (defined below) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. See “—Covenant Ratios in Indenture and Credit Agreements” below.

Prior Senior Secured Revolving Credit Facility

CPG's Prior Senior Secured Revolving Credit Facility provided availability of up to $40.0 million. However, the amount of borrowing capacity available was limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the Prior Senior Secured Revolving Credit Facility were available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the Prior Senior Secured Revolving Credit Facility was secured by substantially all of CPG’s present and future assets. In addition, the Prior Senior Secured Credit Facility was guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and AZEK Building Products Inc.

Our Prior Senior Secured Revolving Credit Facility imposed certain restrictions on the Company, CPG and the subsidiary guarantors, including restrictions on the ability to incur additional indebtedness or issue guarantees, grant liens, make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations, make loans and investments, enter into transactions with affiliates, modify or waive material agreements in a manner that is adverse in any material respect to the lenders, or prepay or repurchase subordinated indebtedness. In addition, our Prior Senior Secured Revolving Credit Facility included a financial covenant that required CPG to maintain at all times a maximum total senior secured leverage ratio less than or equal to 1.5 to 1.0.

On February 13, 2008, the Company terminated its Prior Senior Secured Revolving Credit Facility.

Term Loan

On February 29, 2008, we and our subsidiaries, including AZEK, Procell and Scranton, entered into a senior secured term loan agreement (“Term Loan Agreement”), with Wachovia Bank, National Association, as administrative agent and the lenders from time to time party thereto (the “Term Loan Agreement”). CPG, AZEK, Procell and Scranton are the borrowers under the Term Loan Agreement. The Term Loan Agreement provides for a term loan of $25.0 million, which was drawn in order to fund a part of the financing for the Composatron Acquisition. The Term Loan Agreement provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of 4.0% or (ii) adjusted LIBOR plus a spread of 5.0%, subject to a LIBOR floor of 3.25%, or (iii) a combination thereof.

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

The Term Loan Agreement contains negative covenants that, subject to certain exceptions and limitations, restrict our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase subordinated indebtedness. The covenants under the Term Loan Agreement also include a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0. See “—Covenant Ratios in Indenture and Credit Agreements” below.

Change in Control Provisions in Indebtedness. The occurrence of certain kinds of change of control events would constitute an event of default under the Company’s credit agreements, and would also trigger a requirement under the indenture governing the Notes to offer to repurchase all then outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Notes have been previously called for redemption. A default under the Company’s credit agreements would result in a default under the indenture governing the Notes if the lenders accelerate the debt under the Company’s credit agreements. In addition, the Company’s failure to purchase tendered Notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under the Company’s credit agreements. Moreover, the Company’s credit agreements restrict our ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, the Company would not be able to repurchase Notes unless the Company first repaid all indebtedness outstanding under the Company’s credit agreements and any of the Company’s other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit the Company to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding Notes may therefore require the Company to refinance the Company’s other outstanding debt, which the Company may not be able to do on commercially reasonable terms, if at all.

Covenant Ratios in Indenture and Credit Agreements. Our Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (defined as our Term Loan, Revolving Credit Facility, letter of credit and capital leases) on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our Revolving Credit Facility Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million.

Adjusted EBITDA is calculated similarly under our Term Loan Agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with or any acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, as permitted by Accounting Principles Board Opinions Nos. 16 and 17, respectively; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to SFAS No. 142 and No. 144 and the amortization of intangibles arising pursuant to SFAS No. 141.

In calculating the ratios, our Adjusted EBITDA, senior secured indebtedness and fixed charges, as the case may be, are each computed by giving pro forma effect to, among other items, acquisitions and dispositions that occurred during the last twelve month period for which financial statements have been provided as specified in our relevant debt instruments or later, including certain cost savings and synergies, if any, reasonably expected to be obtained in the succeeding six months. Accordingly, the ratios presented below give pro forma effect to the Composatron Acquisition which closed on February 29, 2008.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Year Ended
			December 31,
(	Dollars in thousands)	Covenant Amount	2008
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.78x
	Senior secured indebtedness		$37,600
	Adjusted EBITDA		$48,075

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreements and indenture, for the year ended December 31, 2008, on a pro forma basis as defined by our Term Loan Agreement:

Year Ended
December 31,
2008
Net loss (a)	$(48,354)
Interest expense, net (a)	34,905
Income tax benefit	(7,095)
Depreciation and amortization	21,491
EBITDA	947
Impairment of goodwill and other intangibles(b)	40,000
SFAS 141 inventory adjustment (c)	1,505
Relocation and hiring costs	802
Settlement charges (d)	26
Severance costs (e)	171
Management fee (f)	1,855
Registration expense related to Notes (g)	309
Non-cash compensation charge (h)	118
Procell non-recurring charges (i)	606
Adjusted EBITDA	46,339
Pro forma adjustments (j)	1,736
Adjusted EBITDA with pro forma adjustments	$48,075

_______

(a) Net loss and interest expense each includes the amortization of approximately $2.1 million of deferred financing costs classified as interest expense for the year ended December 31, 2008.

(b)	Represents the write-down of our goodwill and trademarks.

(c) Represents a non-cash fair value adjustment to increase inventory to its estimated selling price at February 29, 2008. This increase was then recognized as an increase to cost of sales during the period from March 1, 2008 to December 31, 2008 as the related inventory was sold.

(d)	Represents the $26,000 settlement expense related to the closing costs of the sale of the Winfield Avenue facility for the year ended December 31, 2008.
(e)	Represents severance costs attributable to individuals whose positions had not been replaced.

(f)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(g)	Represents charges related to our registration statement for the Notes.
(h)	See Notes 14 and 15 to our consolidated financial statements.
(i)	Represents charges related to integration costs from the Composatron Acquisition, which we acquired on February 29, 2008.
(j)	Represents the pro forma effect from Composatron as if the Composatron Acquisition took place on January 1, 2008 as defined by our credit agreements.

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under our relevant debt agreements, management believes the adjustments described above are in accordance with the covenants thereunder, as discussed above. Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP and should be utilized in understanding our ability to comply with our debt instruments. Adjusted EBITDA should be used to analyze our ability to comply with our covenants. In addition, other companies in our industry or across different industries may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Long-term Liquidity. At December 31, 2008, we had the availability of approximately $19,164,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and equity markets are currently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2008. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond December 31, 2008 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000	$—	$—	$278,000	$—
Interest on Notes	114,653	28,328	78,450	7,875	—
Term Loan	24,750	250	24,500	—	—
Interest on Term Loan	3,533	1,775	1,758	—	—
Revolving Credit Facility	5,000	5,000	—	—	—
Interest on Revolving Credit Facility	175	175	—	—	—
Composatron earnout (a)	817	817	—	—	—
Capital lease obligations	14,873	2,775	4,355	1,509	6,234
Operating lease obligations	8,609	1,988	3,360	1,743	1,518
Total (b)(c)	$450,410	$41,108	$112,423	$289,127	$7,752

__________________

(a)	Since certain financial targets were met in 2008, the purchase price for the Composatron Acquisition increased by USD $817,000 at December 31, 2008.

(b)

The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 9.9% related to our Floating Rate Notes, 7.2% related to our Term Loan and 3.5% related to our Revolving Credit Facility.

(c)	As of March 2, 2009, our Revolving Credit Facility had a balance of $5.0 million outstanding and a letter of credit of $1.4 million held against it.

Off-Balance Sheet Arrangements

None.

Seasonality

Our sales have historically been moderately seasonal and have been strongest in the first and third quarters of the calendar year. We typically experience increased sales of AZEK products in the first quarter of the year as a result of our “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We have generally experienced decreased sales in the fourth quarter due to adverse weather conditions in certain markets during the winter season. In addition, we have experienced increased sales of our bathroom partition products during the summer months during which schools are typically closed and therefore are more likely to undergo remodeling activities.

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

In April 2008, the FASB issued Staff Position SFP FAS 142-3, Determination of the Useful Life of Intangible Assets ("SFP FAS 142-3"), effective for fiscal years beginning after December 15, 2008. SFP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position is not expected to have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to the Floating Rate Notes, the Term Loan and any outstanding amounts under our Revolving Credit Facility. In addition, the market value of the Fixed Rate Notes will fluctuate with interest rates.

Our outstanding Floating Rate Notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.3 million per year. Our Revolving Credit Facility provides for borrowings of up to $65.0 million, which also bear interest at variable rates. Assuming the Revolving Credit Facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility. Our Term Loan bears interest at a fluctuating rate, and each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.1 million per year.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly, the cost of petrochemical resin. Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to successfully recover any price increases.

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP, which represented more than half of our cost of goods sold for the years ended December 31, 2008, 2007 and 2006. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company, together with the report of the independent registered public accounting firm thereon, are presented as part of this report on pages F-1 through F-40 under Item 15 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. As discussed below, we determined that we had a material weakness in our internal control over financial reporting because we failed to maintain effective controls over the accounting for income taxes. This material weakness resulted in differences in the Company’s income tax accounts, and resulted in more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements would not be prevented or detected. The misstatements in the income tax accounts were corrected prior to the issuance of the Company’s financial statements included in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On February 29, 2008, the Company Purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000. As permitted by the Securities and Exchange Commission rules and regulations, management has excluded this business from its evaluation of internal controls over financial reporting as of December 31, 2008 because this business was acquired in 2008. The Company’s total consolidated net sales for the year ended December 31, 2008 were $305.2 million, of which net sales associated with

Composatron operations were $14.0 million. The Company’s total consolidated assets at December 31, 2008 were $538.9 million, of which assets associated with Composatron operations were $26.1 million.

Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting as discussed below. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

During the quarter ended December 31, 2008, in connection with the audit of the Company’s consolidated financial statements as of December 31, 2008, an error related to the calculation and review of income taxes was identified, resulting from a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. This error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes, related to the methodology used to establish the Company’s valuation allowance. In preparation for the year end close, the Company reviewed the methodology used to establish its valuation allowance with its outside tax advisors and the Audit Committee. Following these procedures during the year end close, the Company booked the valuation allowance in the Company’s general ledger. Following this accounting entry, an error related to the methodology was discovered. Upon discovery of the error, our management immediately launched a detailed review of the extent and source of the accounting error, and advised the Company’s Disclosure Committee, Audit Committee, independent registered public accountants and legal counsel of the matter, and it was determined that the error was a material weakness. The error was then corrected in connection with the finalization of the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and had no impact on previously reported periods.

In addition, we performed additional analyses and other post-closing procedures related to our income tax accounts to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this report. Accordingly, management believes that our consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Remediation Steps to Address Material Weakness

The Company is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2009, we will undertake several measures to remediate the material weakness identified, including: implementing additional monitoring and oversight controls over the income tax process, improving the process documentation for income taxes to ensure compliance with GAAP, and expanding technical resources in our income tax accounting function. The Company will also institute a formal program of training, which will include attendance at various seminars on accounting for income taxes conducted by recognized tax experts as well as regular meetings with other members of the finance team. We believe that these steps will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

Item 9B. Other Information.

On March 26, 2009, we entered into employment agreements with Donald Wharton, President of Scranton Products Inc., and Jason Grommon, Senior Vice President, Operations. The terms of these agreements will expire on September 2, 2011 for Mr. Wharton, and on August 11, 2011 for Mr. Grommon. Mr. Wharton’s initial base salary is $230,000 and Mr. Grommon’s initial base salary is $200,000. Messrs. Wharton and Grommon are also eligible to participate in the annual cash bonus plan. In addition, Messrs. Wharton and Grommon are eligible to participate in all benefit plans and programs made available by their respective employers to similarly-situated employees (except in the case of equity-based incentive plans where awards are subject to board or committee approval), subject in each case to the generally applicable terms and conditions of the plan, benefit or program, and will be entitled to three weeks of vacation annually. Upon the termination of Mr. Wharton’s or Mr. Grommon’s employment without cause (as defined in the employment agreements), each of them will continue to be paid their base salary for six months following termination, provided that they execute a release in favor of the Company and its affiliates and do not violate the terms of their noncompetition agreements, which were also entered into on March 26, 2009, and which provide for certain standard non-competition, non-solicitation and confidentiality covenants that govern during employment and for 24 months following termination of employment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information about our directors and executive officers.

Name	Age	Position with our Company
Eric K. Jungbluth	48	Chief Executive Officer and Director
Scott Harrison	36	Executive Vice President and Chief Financial Officer
Ralph Bruno	45	President, AZEK Building Products Inc.
Jason Grommon	35	Senior Vice President, Operations
Donald Wharton	41	President, Scranton Products Inc.
James Andersen	46	Director
Vincent A. Calarco	66	Director
Stuart M. Christhilf, IV	34	Director
Brian R. Hoesterey	41	Chairman of the Board
Christopher P. Mahan	42	Director
Vincent A. Sarni	80	Director
Julian M. Steinberg	54	Director

Eric K. Jungbluth, our Chief Executive Officer joined us in April 2008 and also became a director at that time. Mr. Jungbluth joins the Company from HNI Corporation, where he served as an Executive Vice President and the President of The HON Company. Mr. Jungbluth joined HNI Corporation in 2003 as President of Allsteel Inc. Prior to joining Allsteel, Mr. Jungbluth held several senior roles at Moen Incorporated (a division of Fortune Brands) including Vice President of National Accounts, Vice President of Business Development, and VP/General Manager of CSI Accessories. Mr. Jungbluth also spent two years at Kirsch (a division of Newell) as Vice President of Sales, and ten years at Warner Lambert in sales, marketing, and brand management roles. Mr. Jungbluth has a B.A. from the University of Wisconsin with a major in accounting and finance.

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

Jason Grommon, our Senior Vice President, Operations, joined us in August 2008 as Vice President Operations. He was promoted to Senior Vice President on November 1, 2008. Jason previously served as Vice President of Operations and General Manager for the Gunlocke Company, an operating company of HNI Corporation, a leading manufacturer of office furniture products. Jason began his career as a Process Engineer, holding increasingly more responsible positions in manufacturing as a Production Manager, Manufacturing Manager and later as Vice President Manufacturing. He holds a B.S. in Industrial Engineering from the University of Iowa.

Donald Wharton, our President, Scranton Products Inc., joined us in August 2008 as Vice President and General Manager. He was promoted to President of Scranton Products on October 1, 2008. Don previously served as President of the Gunlocke Company, an operating company of HNI Corporation, a leading manufacturer of office furniture products. Prior to Gunlocke, Don held senior leadership positions in finance and sales analysis for Allsteel and Moen companies along with strategic business roles for Chase Manhattan Banking Corporation of New York. Wharton holds a business degree from the University of North Dakota and an M.B.A. from Cleveland State University.

James Andersen became a director in May 2005. Mr. Andersen is the Managing Partner and co-founder of Clearview Capital, a buyout firm which he formed in 1999. Prior to joining Clearview Capital, Mr. Andersen was with Capital Partners from 1996 to 1999. Previously, Mr. Andersen was a project manager at Mars and Company, an international strategy consulting firm, and prior to that, he was an international staff field engineer with Schlumberger. Mr. Andersen received a B.S.E. in Civil Engineering, cum laude, from Princeton University and earned an M.B.A. from the Wharton School in 1989. He is currently a director of Twinco -Romax LLC, Senior Care Centers of America, Inc., Hillsdale Furniture LLC, M.H. Zeigler and Sons, LLC, Rowmark, LLC and Hettinger Welding, LLC.

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

Stuart M. Christhilf, IV became a director in 2008. Mr. Christhilf is a Principal with Wachovia Capital Partners, which he joined in 2002, and is focused on investments in the Consumer & Industrial and Financial Services sectors.  Prior to joining Wachovia Capital Partners, Mr. Christhilf worked in the investment banking, leveraged finance, and merchant banking groups of Wachovia Securities, Inc. and its predecessor, First Union Securities, Inc.  He graduated cum laude with a B.S. with Special Attainments in Commerce from Washington & Lee University and is certified as a Chartered Financial Analyst.  Mr. Christhilf is currently a director of Crosman Group, LLC and GreatAmerica Leasing Corporation.

Brian R. Hoesterey became a director in May 2005 and Chairman of the Board in 2008. Mr. Hoesterey is a Partner with AEA Investors, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. Mr. Hoesterey graduated summa cum laude from Texas Christian University with a B.B.A. in accounting and received an M.B.A. with honors from The Harvard Business School. He is currently a director of Henry Company, Pregis Holding II Corporation, Unifrax Corporation, Houghton International and Suncoast Roofers.

Christopher P. Mahan became a director in May 2005. Mr. Mahan is a Partner with AEA Investors, which he joined in 1991. Prior to joining AEA, Mr. Mahan was a consultant at Bain & Company, working on a range of projects with global manufacturing companies. Mr. Mahan received a B.A. with honors from Amherst College. He is currently a director of Convenience Food Systems B.V.

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

Julian M. Steinberg became a director in August 2005. Mr. Steinberg was Senior Vice President and Chief Operating Officer of Lubrizol Advances Materials, a business segment of the Lubrizol Corporation. Prior to this position, he was General Manager of Performance Coatings at Noveon, Inc. He was also Senior Vice President and General Manager of Estane® TPU, as well as Global Marketing and Business Development and General Manager of Estane® Americas. Mr. Steinberg joined Noveon in October 2001 from CompX International, a manufacturer of components for office furniture. Previous to that position, Mr. Steinberg spent twenty-two years with the BFGoodrich Company in various Business Management, Marketing and Financial roles. His last assignment at BFGoodrich was Commercial Vice President Specialty Plastics. Subsequent to that, he served as Vice President and General Manager of the TempRite® CPVC division. Mr. Steinberg has served on the Board of Directors for the Society of Plastics Industries and the Plastic Pipe and Fittings Association. He has a Bachelor’s and M.B.A. from Washington University.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. The members of the audit committee are Brian Hoesterey, Chairman, Stuart Christhilf and Vincent Sarni. Mr. Sarni qualifies as our “audit committee financial expert” within the meaning of regulations adopted by the SEC. The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions.

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

Code of Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business

Conduct & Ethics. The Code of Business Conduct & Ethics is available on our website at www.cpgint.com/html/conduct.html. In the event that we amend or waive certain provisions of the Code of Business Conduct & Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of the compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosure set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Since May 2005, we have been privately owned and controlled by three private equity firms. Together these firms own 90 percent, while management owns 10 percent of our parent company CPG International Holdings LP (“Holdings”). The typical private equity firm makes an investment in a company and then oversees and nurtures the investment. The overriding objective of our owners and management is to increase the economic value and size of the Company during the period of ownership to assist the Company in achieving its owners’ goals. As a result, our compensation philosophy is designed to directly support achieving those goals and objectives. Our named executive officers during 2008 were Eric K. Jungbluth, our President and Chief Executive Officer (who joined the Company on April 7, 2008), Glenn M. Fischer, our Interim Chief Executive Officer (who served following John Loyack’s resignation in October 2007 until Mr. Jungbluth’s appointment), Scott Harrison our Executive Vice President and Chief Financial Officer, Ralph Bruno, President of AZEK Building Products Inc., Chris Bardasian, the former President of Scranton Products Inc. (whose employment ended September 30, 2008), Mr. Kevin Sloan, the former Senior Vice President, Operations, (whose employment ended October 31, 2008), Donald Wharton, the current President of Scranton Products, Inc. (who was promoted to replace Mr. Bardasian on October 1, 2008) and Jason Grommon, our current Senior Vice President, Operations (who was promoted to replace Mr. Sloan on November 1, 2008).

Corporate Governance

Compensation Committee Authority. The compensation of our executive officers, including the named executive officers, is administered by the compensation committee of our board of directors, which is comprised of three members. Mr. Christopher Mahan has been the chairperson for the compensation committee since its inception in 2005. In addition, Mr. Brian Hoesterey and Mr. James Andersen also serve on the compensation committee. Our board of directors appoints the members of the compensation committee and has delegated the direct responsibility for compensation matters to the compensation committee, including:

• approving all benefit plans;

• approving, in advance, the compensation and employment arrangements for our executive officers;

• reviewing and approving the compensation of annual cash incentive awards; and

• reviewing and approving all purchases of equity interests in Holdings.

Due to the nature of our ownership, the members of the compensation committee hold significant ownership positions in the business. Therefore, they are not independent directors under the Securities and Exchange Commission rules. The compensation committee met three times in 2008.

Role of Compensation Experts. The compensation committee is authorized at the expense of the Company to obtain surveys and reports on the design and implementation of compensation programs for directors, executives and employees, and any other data or documentation necessary for the compensation committee to carry out its responsibilities. However, due to the nature of our ownership and the fact that our named executive officers (except for Mr. Fischer) are (or were, during their employment) covered by arms-length, negotiated employment agreements, the compensation committee did not retain such experts in the determination of executive compensation for 2008. The employment agreements typically reflect our judgment regarding an executive’s impact on the business and our subjective assessment of the relative importance of the particular executive to the overall success of the business. Although these employment agreements require us to pay severance if an executive officer is terminated under certain circumstances and limits, to some extent, the flexibility to adjust the compensation paid to the officer, we believe we derive substantial value from these employment agreements and the noncompetition agreements entered into by the named executive officers.

Role of Executive Officers in the Compensation Process. Our chief executive officer is actively involved in providing recommendations to the compensation committee regarding the evaluation and design of the compensation programs for our executive officers, including the recommendation of individual compensation levels for the executive officers other than himself. In making recommendations, the chief executive officer relies on his personal experience serving in the capacity of an executive officer as well as publicly available compensation information. Mr. Fischer served in this role during his service as interim chief executive officer, and Mr. Jungbluth has been actively involved in the evaluation, design and administration of compensation programs and levels for the executive officers since he assumed the role of chief executive officer on April 7, 2008.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy is to create executive compensation programs designed to attract executives with true entrepreneurial spirit and strong ability to manage a rapidly growing business. To achieve this, our compensation programs are focused on aligning the interests of our executives with the long-term goal of creating a profitable, high growth building products company with market leading brands. As such, a significant amount of our executive compensation is in the form of equity incentives in Holdings and annual cash incentive awards. The elements of compensation for our named executive officers consist of the following components:

• base salaries;

• annual cash incentive awards;

• long term equity incentives; and

• certain other benefits.

Each of these forms of compensation are tied to our compensation philosophy, which is to create a reward system that focuses our executive team on increasing profitability and growing the Company through expanding markets, introducing new products, identifying and successfully implementing strategic acquisitions, improving the productivity of business processes and operations, technological innovation and de-levering the business over time with an end goal of increasing the Company’s overall economic value.

These goals and the respective executive’s contributions to achieving these goals are considered in determining each executive’s annual compensation level. The amounts awarded with respect to each of these compensation components are determined by how well each executive performs with respect to these goals to the extent that performance is within the executive’s control. In addition, the value realized by executives with respect to annual cash incentive awards and any equity awards are, in addition to individual performance, based upon meeting specific company economic targets, including sales growth, market expansion and profitability.

We believe that our compensation components reward executives and key managers also provide an effective way to reward short-term performance while ensuring that long-term business strategy is being implemented successfully and value creation is occurring. This is accomplished by incorporating both annual cash and multi-year equity incentive award program.

The following provides an overview of each compensation component:

Base Salaries. We believe that salaries are an essential element of a competitive compensation program, which directly affects our ability to attract and retain qualified executives. Our named executive officers (other than Mr. Fischer) are (or were, during their employment) covered by employment agreements, and as such, we pay annual base salaries initially as set forth in these agreements and may thereafter adjust base salaries based upon our assessment of the named executive officers’ responsibilities, performance and contribution to creating value for our owners.

Annual Cash Incentive Awards. We believe the payment of annual cash incentives based upon specific performance criteria is consistent with our goal of aligning the interests of our named executive officers with the goals of our owners. The 2008 cash incentives payable to each named executive officer were determinable, in part, on our EBITDA or our divisions’ EBITDA and, in part, on individualized performance goals. The portion of the 2008 annual incentives payable based on EBITDA versus individualized performance goals was 75%-25% for all participants in the plan, including the named executive officers. The EBITDA goals for 2008 were set by the compensation committee. The 2008 consolidated EBITDA target was $79.3 million, with $63.9 million attributable to the AZEK Building Products business unit and $24.5 million attributable to the Scranton Products business unit. In addition, the portion of the 2008 incentive awards paid in respect of individual performance was determined based on an evaluation by the compensation committee of each named executive officers’ performance in respect of the following performance criteria:

• meeting certain business unit sales growth targets;

• expansion of our business into new geographies;

• successful integration of our recent Composatron acquisition;

• successful introductions of new products; and

• other accomplishments critical to our business strategy.

Long-Term Equity Incentives. We believe the most critical component of compensation for an entrepreneurial business such as ours is appropriate long-term equity incentives. We believe that long-term equity ownership directly aligns the interests of executive officers with our other equity owners. All of our named executive officers own an equity interest in Holdings.

Beginning in 2005, Holdings established an equity compensation program for executive officers and other key managers under which they are awarded the right to purchase Class B Units in Holdings. These equity interests are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of Class B Units held by the executive officer or key manager when the sale or exit transaction is completed. Since 2005, two classes of Class B Units have been issued, Class B-1 (historically referred to as Class B Units (“Class B-1 Units”)) and Class B-2 Units (“Class “B-2 Units,” together with Class B-1 Units, referred to as “Class B Units”). Class B Units are purchased pursuant to subscription agreements, which, together with the CPG International Holdings LP Agreement of Limited Partnership dated as of May 10, 2005, as amended (the “LP Agreement”), govern the Class B Units. All Class B Units are purchased for their fair market value at the time of purchase, which is payable immediately, and are subject to an optional right of repurchase by Holdings for a specified time following the termination of the purchaser’s employment. If Holdings exercises its right to repurchase, a certain percentage of Class B Units may be repurchased by Holdings at the lower of cost and fair market value, and a certain percentage may be repurchased at their fair market value (fair market value is determined in accordance with the LP Agreement). Generally, 100% of the Class B Units sold are subject to an optional right of repurchase by Holdings at the lower of cost and fair market value following a termination of the purchaser’s employment during the first twelve months following the issuance of the Class B Units. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second twelve month period following the issuance, 50% during the third twelve month period and 25% during the fourth twelve month period. 100% of the Class B Units may be repurchased at their fair market value if the purchaser remains employed by the Company until the fourth anniversary of the issuance date of the Class B Units. If a purchaser’s employment is terminated for Cause (as defined in the LP Agreement), Holdings may repurchase all of the Class B Units at the lower of cost and fair market value. Throughout this annual report, we refer to Class B Units that may be repurchased at the lower of cost and fair market value as “unvested” and Class B Units that may be repurchased at fair market value as “vested.” Distributions are made in respect of the Class B-1 and Class B-2 Units in accordance with the LP Agreement.

In May 2005, Class B-1 Units were purchased by various of our executive officers and key managers who were employed by the Company at that time. Since 2005, certain of our executive officers (including certain named executive officers) and certain key managers have been given the opportunity to purchase Class B Units upon the commencement of their employment with the Company. In addition, the compensation committee has discretion to grant executive officers and key managers the opportunity to purchase Class B Units at any time.

In 2008, Mr. Jungbluth purchased 3,000 Class B-2 Units, Mr. Wharton purchased 500 Class B-2 Units and Mr. Grommon purchased 400 Class B-2 Units. In addition, Mr. Harrison purchased 134 Class B-1 Units and 200 Class B-2 Units. For further detail regarding executive officer ownership, please see – “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Other Benefits. All named executive officers are entitled to receive company matching contributions to their 401(k) retirement plans as long as they are eligible to participate in the plan. Messrs. Jungbluth, Harrison and Bruno each received a match to their respective accounts in 2008. In addition, certain named executive officers received sign-on bonuses as well as reimbursement for moving expenses in 2008 as part of their employment agreements, including Messrs. Jungbluth, Wharton and Grommon, while others received stay-on bonuses in 2008, including Messrs. Bardasian and Sloan.

The following table sets forth information regarding compensation earned during 2008 by our named executive officers:

					Non-Equity
				Class B	Incentive Plan	All Other
Name and Principal				Partnership	Compensation	Compensation
Position	Year	Salary	Bonus(1)	Units ($) (2)	(3)	(4)	Total
Eric K. Jungbluth
President and Chief Executive Officer (5)	2008	$292,308	100,000	$7,904	—	$161,289	$561,501
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Glenn M. Fischer
Interim Chief Executive Officer (5)	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Scott Harrison
Executive Vice President and Chief Financial Officer	2008	235,000	66,488	21,406	—	7,121	330,015
	2007	193,000	29,000	19,906	21,750	4,834	268,490
	2006	159,176	37,500	12,309	—	—	208,985
Ralph Bruno
President, AZEK Building Products	2008	250,000	28,125	35,785	—	8,037	321,947
	2007	250,000	20,875	35,785	23,484	5,970	336,114
	2006	228,638	40,000	28,513	—	3,349	300,500
Don Wharton
President, Scranton Products (6)	2008	74,308	9,775	589	—	232,666	317,338
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Kevin Sloan
Former Senior Vice President, Operations(6)	2008	216,346	25,000	—	—	62,500	303,846
	2007	250,000	—	—	56,250	500,000	806,250
	2006	—	—	—	—	—	—
Jason Grommon
Senior Vice President, Operations(6)	2008	76,923	11,250	531	—	169,730	258,434
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Chris Bardasian
Former President, Scranton Products (6)	2008	197,115	23,906	—	—	19,231	240,252
	2007	250,000	—	—	56,250	500,000	806,250
	2006	—	—	—	—	—	—

___________________________________

(1)	Represents the individualized performance component of the 2008, 2007, and 2006 bonus.
(2)

Represents the amount recognized by Holdings for financial statement reporting purposes in accordance with FAS 123R with respect to the Class B Units. During 2008, Mr. Jungbluth purchased 3,000 Class B-2 Units, Mr. Wharton purchased 500 Class B-2 Units and Mr. Grommon purchased 400 Class B-2 units. In addition, Mr. Harrison purchased 134 Class B-1 Units and 200 Class B-2 Units. For further detail regarding Class B Units, please see “Long Term Equity Incentives” above and footnote 1 of the “Outstanding Equity Awards” table below.

(3)

Represents the EBITDA component of the 2008 and 2007 bonus except for Messrs. Bardasian and Sloan whose 2007 bonuses were based on sales thresholds obtained on the AZEK Deck product line which were part of their negotiated compensation in connection with the Procell Acquisition.

(4)

The amounts in this column for 2008 include: (i) company matching contributions to our 401(k) defined contribution retirement plan which were made in the amounts of $2,154, $7,121 and $7,351 on behalf of each of Messrs. Jungbluth, Harrison and Bruno, respectively (ii) signing bonuses in the amounts of $100,000, $150,000 and $100,000 for Messrs. Jungbluth, Wharton and Grommon, respectively as well as stay-on bonuses in the amounts of $62,500 and $19,231 for Messrs. Sloan and Bardasian, respectively (iii) moving and relocation reimbursements in the amounts of $59,135, $82,666 and $69,730 for Messrs. Jungbluth, Wharton and Grommon, respectively and (iv) a car allowance of $686 for Mr. Bruno.

(5) Mr. Glenn Fischer served as Interim Chief Executive Officer from October 2007 until Mr. Jungbluth joined the Company as Chief Executive Officer on April 7, 2008.

(6)

Mr. Bardasian’s employment ended on September 30, 2008 and Mr. Sloan’s employment ended on October 31, 2008. Messrs. Wharton and Grommon joined the Company in September 2008 and August 2008, respectively. Mr. Wharton was promoted to replace Messrs. Bardasian on October 1, 2008, and Mr. Grommon was promoted to replace Mr. Sloan on November 1, 2008.

2008 GRANTS OF PLAN BASED AWARDS
						Grant
		Estimated Future Payouts Under Non-Equity				Date Fair
		Incentive Plan Awards (2)				Value of
					Class B	Class B
					Partnership	Limited
					Units	Partnership
	Grant Date	Threshold	Target	Maximum	(Number of	Units
Name and Principal Position	(1)	($) (2)	($) (2)	($) (2)	Units) (#) (3)	(4)
Eric Jungbluth
President and Chief Executive Officer	—	150,000	300,000	600,000	—	—
	4/7/2008	—	—	—	3,000	$73,110
Glenn M. Fischer
Former Interim Chief Executive Officer	——	—	—	—	—	—

Scott Harrison	—	17,625	105,750	211,500	—	—
Executive Vice President and Chief Financial Officer	4/1/2008	—	—	—	134	$2,602
	7/30/2008	—	—	—	200	$4,874
Ralph Bruno		18,750	112,500	225,000
President, AZEK Building Products, Inc.	——	—	—	—	—	—

Donald Wharton	—	5,750	34,500	69,000	—	—
President, Scranton Products	9/2/2008	—	—	—	500	$12,185

Kevin Sloan
Former Senior Vice President, Operations	—	—	—	—	—	—

Jason Grommon	—	6,250	37,500	75,000	—	—
Senior Vice President, Operations	8/18/2008	—	—	—	400	$9,748

Chris Bardasian
Former President, Scranton Products	—	—	—	—	—	—

_________________________________________

(1)	These dates reflect the issuance dates of Class B Units in 2008. Non-equity incentive plan awards for 2008 were determined in the beginning of 2007.
(2)	Represents the threshold, target and maximum amount that could have been earned in respect of the EBITDA component of the 2008 bonus.
(3)

Represents the number of Class B Units purchased during 2008. Mr. Jungbluth purchased 3,000 Class B-2 Units, Mr. Wharton purchased 500 Class B-2 Units and Mr. Grommon purchased 400 Class B-2 units. In addition, Mr. Harrison purchased 134 Class B-1 Units and 200 Class B-2 Units. All Class B Units were purchased at $10.00 per unit.

   (4)      Represents the aggregate grant date fair value computed in accordance with FAS 123R for the Class B Units purchased by our named executive officers.

Employment Arrangements

Our named executive officers (other than Mr. Fischer, who received no compensation for his service as interim chief executive officer) each entered into employment agreements. The compensation payable to the named executive officersis determined by the terms of their individually negotiated employment agreements.

Mr. Eric Jungbluth

On March 3, 2008, we entered into an employment agreement with Mr. Jungbluth, our President and Chief Executive Officer. The initial term of the agreement expires on March 3, 2011, and the term will be automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal is delivered by either party. Mr. Jungbluth’s current annual base salary is $400,000, and he received a one-time signing bonus of $100,000. Mr. Jungbluth is eligible to receive an annual target bonus of 100% of his annual base salary, based upon the achievement of corporate budgeted performance goals of the Company. Mr. Jungbluth is also eligible to receive an additional bonus if within 36 months following March 3, 2008 all of the businesses of Holdings and its subsidiaries are sold to a strategic buyer (as defined in the employment agreement). Upon the termination of Mr. Jungbluth’s employment (i) without cause (as defined in the employment agreement), (ii) by reason of the non-renewal of the term by the Company, or (iii) by Mr. Jungbluth’s resignation for good reason (as defined in the employment agreement), Mr. Jungbluth will (x) continue to be paid his base salary for 18 months following termination, and (y) be paid a pro-rata bonus for the year of termination based on actual performance, in each case provided that Mr. Jungbluth executes a release in favor of the Company and its affiliates and he does not violate the terms of his Noncompetition Agreement, which provides forstandard non-competition, non-solicitationand confidentiality covenants that govern during his employment and following the termination of his employment for 18 months.

Mr. Scott Harrison

On July 1, 2008, we entered into an amended and restated employment agreement with Mr. Harrison, our Executive Vice President and Chief Financial Officer. This amended and restated agreement supersedes Mr. Harrison’s previous employment agreement, which was entered into on October 4, 2005. The initial term of the agreement expires on May 30, 2011, and the term will be automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal is delivered by either party. Mr. Harrison’s current annual base salary is $235,000 and he is entitled to receive an annual incentive bonus with a target of not less than 60% of his annual base salary, based upon the achievement of certain personal and corporate performance goals. Upon the termination of Mr. Harrison’s employment (i) without cause (as defined in the employment agreement), or (ii) by Mr. Harrison’s resignation for good reason (as defined in the employment agreement), Mr. Harrison will (x) continue to be paid his base salary for 12 months following termination, and (y) be paid a pro-rata bonus for the year of termination based on actual performance, in each case provided that Mr. Harrison executes a release in favor of the Company and its affiliates and he does not violate the terms of his Noncompetition Agreement, which provides for standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 12 months.

Mr. Ralph Bruno

On May 10, 2005, we entered into an employment agreement with Mr. Bruno, President of AZEK. The initial term of the agreement expired on May 10, 2008, and has been automatically renewed for an additional one year term and will continue to be so renewed for additional successive one year terms unless 30 day’s written notice of non-renewal is delivered by either party. Mr. Bruno’s current base salary is $250,000 (his initial base salary pursuant to his employment agreement was $200,000) and he is eligible to receive an annual cash bonus based upon the achievement of certain personal and corporate performance goals. Upon the termination of Mr. Bruno’s employment (i) without cause (as defined in the employment agreement) or (ii) by Mr. Bruno’s resignation for good reason (as defined in the employment agreement), Mr. Bruno will continue to be paid his base salary for 12 months following termination. Mr. Bruno is also party to a Noncompetition Agreement in favor of the Employers and their affiliates, which provides for certain standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 12 months.

Mr. Donald Wharton

On March 26, 2009, we entered into an employment agreement with Mr. Wharton, the President of Scranton Products Inc. The term of the agreement expires on September 2, 2011. Mr. Wharton’s initial base salary is $230,000 and he is eligible to participate in the annual cash bonus plan. Upon the termination of Wharton’s employment without cause (as defined in the employment agreement), Mr. Wharton will continue to be paid his base salary for six months following termination, provided that he executes a release in favor of the Company and its affiliates and he does not violate the terms of his Noncompetition Agreement, which provides for certainstandard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months.

Mr. Jason Grommon

On March 26, 2009, we entered into an employment agreement with Mr. Grommon, our Vice President, Operations. The term of the agreement expires on August 11, 2011. Mr. Grommon’s initial base salary is $200,000 and he is eligible to participate in the annual cash bonus plan. Upon the termination of Mr. Grommon’s employment without cause (as defined in the employment agreement), Mr. Grommon will continue to be paid his base salary for six months following termination, provided that he executes a release in favor of the Company and its affiliates and he does not violate the terms of his Noncompetition Agreement, which provides for certainstandard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months.

Mr. Kevin Sloan

Mr. Sloan’s employment as our Senior Vice President, Operations terminated in August 2008. Prior to the termination of his employment, he was a party to an employment agreement. The initial term of the agreement was scheduled to expire on January 31, 2010, and would have been automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal was delivered by either party. Mr. Sloan’s base salary during 2008 was $250,000 and he was eligible to receive an annual cash bonus based upon corporate performance and individualized performance goals. Upon the termination Mr. Sloan’s employment (i) without cause (as defined in the employment agreement) or (ii) by Mr. Sloan’s resignation for good reason (as defined in the employment agreement), Mr. Sloan would have been entitled to (y) continue to be paid his base salary for 12 months following termination and (z) continuation of group health plan benefits for 12 months following termination, in each case provided that Mr. Sloan executed a release in favor of the Company and its affiliates and he did not violate the terms of his Noncompetition Agreement, which provides for standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months (or 12 months if the termination is without cause or with good reason).

Subsequent to his termination, we offered Mr. Sloan a stay-on bonus of $62,500, in order to transition his role. Mr. Sloan accepted the stay-on bonus and continued his employment with us until October 31, 2008.

Chris Bardasian

Mr. Chris Bardasian’s employment as President of Scranton Products, terminated in August 2008. Prior to the termination of his employment, he was a party to an employment agreement. The initial term of the agreement was scheduled to expire on January 31, 2010, and would have been automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal was delivered by either party. Mr. Bardasian’s base salary during 2008 was $250,000 and he was eligible to receive an annual cash bonus based upon corporate performance and individualized performance goals. Upon the termination Mr. Bardasian’s employment (i) without cause (as defined in the employment agreement) or (ii) by Mr. Bardasian resignation for good reason (as defined in the employment agreement), Mr. Bardasian would have been entitled to (y) continue to be paid his base salary for 12 months following termination and (z) continuation of group health plan benefits for 12 months following termination, in each case provided that Mr. Bardasian executed a release in favor of the Company and its affiliates and he did not violate the terms of his Noncompetition Agreement, which provides for standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months (or 12 months if the termination is without cause or with good reason).

Subsequent to his termination, we offered Mr. Bardasian a stay-on bonus of $19,237, in order to transition his role. Mr. Bardasian accepted the stay-on bonus and continued his employment with us until September 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Class B Limited Partnership Units
	Number of Units Subject to	Market Value of Units
	Repurchase at the Lower of	Subject to Repurchase at
	Cost and Fair Market	the Lower of Cost and Fair
Name and Principal Position	Value (#) (1) (2)	Market Value ($)

Eric K. Jungbluth
President and Chief Executive Officer	3,000	$15,570
Glenn M. Fischer
Interim Chief Executive Officer	–	–
Scott Harrison
Chief Financial Officer	784	$9,903
Ralph Bruno
President, AZEK Building Products Inc.	475	$7,211
Donald Wharton
President, Scranton Products Inc.	500	$2,595
Kevin Sloan
Former Senior Vice President, Operations	–	–
Jason Grommon
Vice President, Operations	400	$2,076
Chris Bardasian
Former President, Scranton Products	–	–

_________________

(1)

The Class B Units reflected in the above table include 3,000 Class B-2 Units purchased by Mr. Jungbluth, 200 Class B-2 Units purchased by Mr. Harrison, 500 Class B-2 Units purchased by Mr. Wharton, 400 Class B-2 Units purchased by Mr. Grommon and 134 Class B-1 Units purchased by Mr. Harrison.

(2)

Generally, 100%of the Class B Units sold are subject to an optional right of repurchase by Holdings at the lower of cost and fair market value following a termination of the purchaser’semployment during the first twelve months following the issuance of the Class B Units. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second twelve month period following the issuance,50% during the third twelve month period and 25% during the fourth twelve month period. 100% of the Class B Units may be repurchased at their fair market value if the purchaser remains employed by the Company until the fourth anniversary of the issuance date of the Class B Units. If a purchaser’s employment is terminated for Cause (as defined in the LP Agreement), Holdings may repurchase all of the Class B Units at the lower of cost and fair market value.

CLASS B LIMITED PARTNERSHIP UNITS VESTED IN 2008
Class B Limited Partnership Units
Number of Units Subject to
Subject to Repurchase at the Lower of
	At Fair Market	Value Realized
Name and Principal Position	Value (#)	on Vesting ($) (1)

Eric K. Jungbluth
President and Chief Executive Officer	–	–
Glenn M. Fischer
Interim Chief Executive Officer	–	–
Scott Harrison
Executive Vice President and Chief Financial Officer	417	$19,966
Ralph Bruno
President, AZEK Building Products Inc.	975	$73,805
Don Wharton
President, Scranton Products Inc.	–	–
Jason Grommon
Vice President, Operations	–	–

_____

(1)

This amount represents the potential value to the named executive officer realized upon the vesting of these units based on the difference between the value of the units on the applicable vesting dates less the fair market value paid for the units by the executives.

Potential Payments upon Termination or Change in Control

During his service with the Company, Mr. Fischer was not entitled to severance under any circumstances. In the event of a termination of the named executive officers’ employment (other than Mr. Fischer) without cause (as defined in their respective employment agreements), each of them would be (or would have been, during their employment) entitled to the continuation of base salary for a specified period following termination (Mr. Jungbluth, 18 months; Messrs. Harrison, Bruno, Bardasian and Sloan, 12 months; and Messrs. Wharton and Grommon, 6 months). In addition, Messrs. Jungbluth and Harrison would be entitled to receive a pro rata annual bonus for the year in which termination occurs, based on actual performance of the Company during the relevant year. Messrs. Bardasian and Sloan would have also received continuation of group health benefits for 12 months following termination. Receipt of the severance described herein (for each named executive officer other than Mr. Bruno) would be contingent upon the execution of a release in favor of the Company and its affiliates and subsidiaries and compliance with the noncompetition agreements entered into by the named executive officers, which provide for standard non-competition, non-solicitation and confidentiality covenants that govern during employment and thereafter for the following periods: 18 months for Mr. Jungbluth; 12 months for Messrs. Harrison and Bruno; and 24 months for Messrs. Bardasian, Sloan, Wharton and Grommon (which will be reduced to 12 months for Messrs. Bardasian and Sloan if the termination is without cause or due to a resignation for good reason).

In addition, if Messrs. Jungbluth, Harrison, Bruno, Bardasian or Sloan were to resign for good reason (as defined in their respective employment agreements), they would be (or would have been, in the case of Messrs. Bardasian and Sloan) entitled to the same severance they would have received in the event of a termination of their employment without cause. Messrs. Wharton and Grommon, however, are not entitled to severance in the event of their resignation under any circumstances.

As described above, following the termination of the named executive officers’ employment, Holdings may repurchase the Class B Units held by the named executive officers. Depending on the date of termination, a portion of the Class B Units may be repurchased at their fair market value and a portion may be purchased at the lower of fair market value and cost. Please see “—Long Term Incentives” above for a more detailed discussion of the terms of the Class B Units. For Mr. Bruno, certain of his subscription agreements provide that in the event of termination without cause or resignation for good reason, 25% more of the Class B-1 Units originally purchased pursuant to such subscription agreements will be subject to repurchase by Holdings at fair market value (as opposed to at the lower of cost and fair market value).

The severance to which the named executive officers would be entitled, assuming a termination of employment on December 31, 2008, is reflected in the below chart. The severance that would be payable to Messrs. Bardasian and Sloan is not reflected in this table because their employment was terminated in September 2008 and October 2008, respectively. Messrs. Bardasian and Sloan were not paid or provided any severance benefits upon the termination of their employment.

	Termination without Cause		Resignation with Good Reason
	Salary Continuation	Bonus (1)	Additional Class B Units Vested(2)	Salary Continuation	Bonus (1)	Additional Class B Units Vested(2)
Eric J. Jungbluth	$600,000	$100,000	—	$600,000	$100,000	—
Glenn M. Fischer	—	—	—	—	—	—
Scott Harrison	$235,000	$66,488	—	$235,000	$66,488	—
Ralph Bruno	$250,000	—	$1,688	$250,000	—	$1,688
Donald Wharton	$115,000	—	—	—	—	—
Jason Grommon	$100,000	—	—	—	—	—

____________

(1)

Mr. Jungbluth is entitled to a pro rata bonus for the year in which termination occurs and Mr. Harrison is entitled to a bonus for the full year in which termination occurs, each based on actual performance. Based on a termination date of December 31, 2008, each of Messrs. Jungbluth and Harrison would be entitled to a bonus for the full 2008 year.

(2)

As described above, certain additional Class B-1 Units held by Mr. Bruno would become vested in the event of a termination of employment without cause or resignation with good reason. The fair market value of these Class B-1 Units on December 31, 2008 was $1,519. The amounts in the above table reflect the potential value realized by Mr. Bruno as a result of this benefit.

The named executive officers are not entitled to severance in the event of change in control of the Company or Holdings, and are not entitled to increased severance in the event of a termination of employment following a change in control. In addition, the named executive officers are not entitled to severance in the event of termination of employment under any circumstances other than those described herein.

Director Compensation

Our directors did not receive any cash compensation in 2008 or 2007. However, in 2006 our directors purchased Class B-1 Units in Holdings. The following table reflects total number and fair value of Class B-1 Units held by each director as of December 31, 2008:

DIRECTOR COMPENSATION
Name	Class B Limited Partnership Units (#) (1)	Total ($)
Vincent A. Calarco	250	3,850
Julian M. Steinberg	250	3,850
Vincent A. Sarni	350	5,390

___________

(1)

Vincent A. Calarco, Julian M. Steinberg, and Vincent A. Sarni purchased 250, 250, and 350 Class B-1 Units, respectively, on January 17, 2006 for $10.00 per unit. All of these units are subject to repurchase in the same manner as Class B Units held by our named executive officers.

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

	Number of
	Class A Units		Number of Class B
	Beneficially	Percent of Class A	Units Beneficially	Percent of Class B
Name of Beneficial Owner:	Owned(1)	Units Outstanding	Owned(1)(2)	Units Outstanding
AEA Investors(3)	75,019	61.0%	—	—
Wachovia Capital Partners 2005, LLC (4)	16,126	13.1%	—	—
KF Equities(5)	5,727	5.1%	—	—
Clearview/CP/Vycom Acquisition, LLC(6)	5,006	4.1%	—	—
AEA Mezzanine (7)	1,146	1.0%	—	—
Eric Jungbluth	163	*	3,000	26.5%
Ralph Bruno	731	*	1,350	11.9%
Chris Bardasian	1,000	*	—	—
Kevin Sloan	1,000	*	—	—
Scott Harrison	240	*	1,200	10.6%
Don Wharton	—	*	500	4.4%
Jason Grommon	—	*	400	3.5%
James Andersen(8)	—	*	—	—
Vincent A. Calarco(9)	—	*	250	2.2%
Brian R. Hoesterey(10)	—	*	—	—
Christopher P. Mahan(10)	—	*	—	—
Stuart M. Christhilf, IV(11)	—	*	—	—
Vincent A. Sarni (9)	—	*	350	3.1%
Julian M. Steinberg (9)	219	*	250	2.2%
All directors and executive officers as a group (14 persons)	3,353	3.0%	7,300	64.4%

_________________________

*	Represents beneficial ownership of less than 1%.
(1)	As used in this table, each person or entity with the power to vote or direct the disposition of units is deemed to be a beneficial owner.
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
(5)

Consists of Class A limited partnership units held by KF Equities, a partnership whose members include Mr. James Keisling, our former Chairman of the Board and other members of the Keisling family. The address for KF Equities is 5 Bucknell Drive, Clarks Green, Pennsylvania 18411.

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

(9)	Messrs. Calarco, Sarni and Steinberg serve on our board of directors as representatives of AEA Investors LLC.
(10)

Messrs. Hoesterey and Mahan serve on our board of directors as representatives of AEA Investors LLC. Messrs. Hoesterey and Mahan are Partners of AEA Investors LLC. Messrs. Hoesterey and Mahan disclaim beneficial ownership of the Class A limited partnership units owned by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(11)

Does not include Class A limited partnership units beneficially owned by Wachovia Capital Partners 2005, LLC. Mr. Christhilf serves on our board of directors and is the managing member of Wachovia Capital Partners 2005, LLC, which owns 16,126 Class A Units of Holdings. Mr. Christhilf disclaims beneficial ownership of all such securities, except to the extent of his pecuniary interest therein.

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

AEA Investors

Upon consummation of the Transaction, we entered into a management agreement with AEA Investors relating to the provision of advisory and consulting services. AEA Investors agreed not to charge a fee for the first year following the Transaction, but commencing as of May 1, 2006, AEA Investors receives a $1.5 million annual fee, subject to the limitations under our bank facility covenants. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, we paid a $0.5 million fee to AEA Investors upon the closing of the Composatron Acquisition, and in consideration of services performed in connection with the Procell Acquisition and the related financings, we paid a $1.0 million fee to AEA Investors upon closing of the Procell Acquisition. We believe that the management agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

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

Management Equity Participation Following the Transaction

Members of our management team own Class A limited partnership units of Holdings, our direct parent, representing approximately 8% of the total equity of Holdings and also own Class B limited partnership units of Holdings. See “Security Ownership of Certain Beneficial Owners and Management.”

Wachovia Capital Partners 2005, LLC

Wachovia Capital Partners 2005, LLC (“Wachovia Capital Partners”) is a co-investor in our company. See “Security Ownership of Certain Beneficial Owners and Management.” As described below, Wachovia Capital has one representative on our board of directors as well as one representative on the advisory board of CPG International Holdings. Wachovia Bank, National Association is the lender for the Company’s Revolving Credit Facility and Term Loan.

Partnership Agreement and Registration Rights Agreement

A partnership agreement with respect to Holdings has been entered into among AEA Investors, Wachovia Capital, Clearview/CP/Vycom Acquisition, LLC (“Clearview”) and certain members of management. The partnership agreement contains, among other things, preemptive rights and certain restrictions on the ability of the parties thereto to freely transfer the partnership units of CPG International Holdings LP or shares of our stock, which may be distributed by CPG International Holdings LP to the partners. CPG International Holdings has an advisory board whose role is to advise and make recommendations to the general partner of CPG International Holdings (which is an affiliate of AEA Investors) with respect to the business of CPG International Holdings. The advisory board consists of eight members, which includes five members (Messrs. Calarco, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Christhilf) who is a representative of Wachovia Capital, one member (Mr. Andersen) who is a representative of Clearview and one member (Mr. Jungbluth who is a representative of management. The parties to the partnership agreement have agreed to enter into a registration rights agreement upon the distribution to the partners of shares of our stock. The registration rights agreement will provide that, upon certain conditions, the parties will have the ability to cause us to register our securities under the Securities Act, and other parties to the registration rights agreement may participate in such registrations.

Board of Directors

The Company’s board of directors consists of eight members, which includes five members (Messrs. Calarco, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Christhilf) who is a representative of Wachovia Capital, one member (Mr. Andersen) who is a representative of Clearview and Eric Jungbluth, our Chief Executive Officer.

On December 19, 2008, Mr. James Keisling (the former chairman of our board of directors), KF Equities, Holdings, CPG, AZEK and Scranton entered into a Separation Agreement and Release, pursuant to which Mr. Keisling ceased to serve as chairman of the boards of directors of the Successor, CPG, Scranton and AZEK as of December 19, 2008. Also pursuant to this agreement, Holdings will purchase 1,636 Class A limited partnership units of Holdings from KF Equities, and 2,000 Class B-1 Units of Holdings from Mr. Keisling, for an aggregate purchase price of $3,000,000. Holdings will pay the purchase price in three installments, with the last payment to occur no later than August 15, 2010. The agreement contains a release of claims by each of Mr. Keisling and KF Equities in favor of Holdings, CPG and their subsidiaries and affiliates. Mr. Keisling remains subject to the Noncompetition Agreement, dated as of May 10, 2005, among Mr. Keisling, the Company, CPG, Scranton and AZEK, and agrees that the restrictions contained therein shall apply until December 19, 2010.

We also have long-term notes in the amount of $7,349,000 due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings. Included in the $7,349,000 is approximately $1,022,000 related to the repurchase of Class A limited partnership units and Class B-1 Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The notes have been classified in shareholder’s equity.

Lease and Option to Purchase

In 2005, AZEK Building Products Inc. (formerly known as Vycom Corp.), our wholly owned subsidiary, entered into a lease with respect to the 308,000 square foot property located in Scranton, Pennsylvania (Keyser Avenue). The lessor and owner of the property is an entity whose owners include affiliates of Clearview and Wachovia Capital, co-investors of our company. The initial term of the lease was four years, and AZEK Building Products Inc. has options to extend the lease term for five additional four-year periods. Rent for the lease is paid monthly at a rate of $508,000 per year, increasing by 1% each year thereafter.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in Holdings. Total lease payments for years ended December 31, 2008 and 2007 were approximately $553,000 and $464,000, respectively. The Company also paid storage and other fees in the amount of approximately $32,000 for the year ended December 31, 2008.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $410,000 and $802,000 for the years ended December 31, 2008 and 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $221,000 in 2008.

The Company entered into an agreement with its Chief Executive Officer, which provides the Mr. Jungbluth with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

Director Independence

As a privately held corporation, whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. Further, even if we had securities listed on a national securities exchange, because AEA Investors owns more than 50% of the outstanding equity of Holdings, and Holdings owns all of our common stock, we would be deemed a “controlled company” under the rules of either the New York Stock Exchange or Nasdaq and, therefore, would be exempt from the requirements to have a majority of independent directors or compensation and nominating committees consisting entirely of independent directors. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have three directors who would be considered independent within the definitions of either the New York Stock Exchange or NASDAQ: Messrs. Calarco, Sarni (audit committee member) and Steinberg. Mr. Jungbluth, our Chief Executive Officer, is not independent because of his position as an executive officer. Our remaining directors are not independent because of their affiliations with private equity funds that hold approximately 5% or more of the equity interests in the Holdings: Messrs. Hoesterey (audit committee member) and Mahan are partners of AEA Investors; Mr. Andersen is the managing partner and co-founder of Clearview; and Mr. Christhilf (audit committee member) is a Principal with Wachovia Capital.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that year were $586,940 and$507,185, respectively.

Aggregate Audit-Related Fees

The aggregate fees billed by Deloitte & Touche for professional services rendered for the Company for the year ended December 31, 2008 and 2007 were $266,250 and $90,825, respectively. Audit-related fees include reviews of and required procedures related to other 1933 and 1934 Act filings and registration statements (Forms 8-K, S-1, S-4) and related consents and comfort letters and employee benefit plans.

Tax Fees

The aggregate fees billed by Deloitte & Touche for professional tax services rendered for the Company for the year ended December 31, 2008 and 2007 were $341,332 and $280,051, respectively. Professional tax services include tax compliance, tax planning and related tax services.

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

For 2008, the Audit Committee discussed the non-audit services with Deloitte & Touche LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Deloitte & Touche LLP was compatible with maintaining their independence.

Item 15.	Exhibits.

(a)	The following documents are filed as part of this report:
(i)	Financial Statements

(b)	Exhibits:

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
Polymers Holdings LLC, Compression Polymers Holding II Corporation, Vycom Corp.,
Compression Polymers Corp. and CPCapitol Acquisition Corp. and North Keyser Partners,
(filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on May 12, 2006 (the
“Form S-4”) and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among
Compression Polymers Holdings LLC, Compression Polymers Holding II Corporation,
Compression Polymers Corp., Vycom Corp. and CP Capitol Acquisition Corp. (filed as
Exhibit 2.2 to the Form S-4 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and
Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).
2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG International
I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 13, 2006 (the
“December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International
Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).

2.6	Share Purchase Agreement, dated as of February 11, 2008, by and among AZEK Canada, as Buyer, and John Scrymgeour, Cheryl Scrymgeour, Paolo Baldassarra, Mary Baldassarra, Kurt
Gowman, Donna Gowman, Janet Pratt, Knox & Company International, Inc. and Creative
Composite Products Inc. as Sellers
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as Compression
Polymers Holding II Corporation) (filed as Exhibit 3.3 to the Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International Inc. to the
(formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a)
Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers Holding II
Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding Corporation, page
Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as
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
page thereof, and Wells Fargo Bank, N.A., a national banking association, as Trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 2, 2007 (the “February
2, 2007 Form 8-K”) and incorporated herein by reference).
4.5	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as
Exhibit 4.1 to the Form S-4 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated July 5, 2005, among Compression Polymers listed
Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors on the signature page thereof, and Wachovia Capital Markets, LLC (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference).
4.7	Registration Rights Agreement, dated as of April 28, 2006, by and among Compression
Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wachovia Capital Markets, LLC (filed as
Exhibit 4.6 to the Form S-4 and incorporated herein by reference).
4.8	Registration Rights Agreement, dated as of January 31, 2007, among CPG International
I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and
AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP (filed as
Exhibit 4.3 to the February 2, 2007 Form 8-K and incorporated herein by reference).
4.9	Registration Rights Agreement, dated as of January 31, 2007, among CPG International
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
therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.6	Employment Agreement, dated as of January 31, 2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Christopher Bardasian
(filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 31, 2008 (the “December 31,
2007 Form 10-K”) and incorporated herein by reference).

10.7	Employment Agreement, as of January 31, 2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Kevin Sloan (filed as
Exhibit 10.20 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.8	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack (filed as Exhibit 10.16 to the
December 31, 2008 Form 10-K and incorporated herein by reference).
10.9	Employment Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.17 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.10	Noncompetition Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.18 to the December 31, 2007 Form 10-K, 2008 and incorporated herein by reference).
10.11*	Amended and Restated Employment Agreement, dated as of July 1, 2008, by and among CPG International
I Inc., Scranton Products Inc., AZEK Building Products Inc. and Scott Harrison.

10.12*	Separation Agreement and Release, dated as of December 19, 2008, by and among CPG International
Holdings LP, CPG International I Inc., Scranton Products Inc., AZEK Building Products Inc., KF Equities
and James Keisling.
10.13*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Donald C. Wharton.
10.14*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Jason Grommon.
10.15	Form of Subscription Agreement for Class A Limited Partnership Interests in CPG International Holdings
LP (filed as Exhibit 10.1 to the current report on Form 8-K filed on April 23, 2008 and incorporated herein by reference).

10.16*	Form of Executive Subscription Agreement and Power of Attorney for Class B Limited Partnership
Interests in CPG International Holdings LP.
10.17	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).
10.18	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 the Form S-4 and incorporated herein by reference).
10.19	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.20	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
AZEK Building Products Inc. and Procell Decking Inc., as borrowers, CPG International Inc.,
CPG International I Inc., Santana Products Inc., CPG Sub I Corporation, Vycom Corp. and Sanatec
Sub I Corporation, as guarantors the lenders identified on the pages thereto and Wachovia Bank, National
Association, as administrative agent, and General Electric Capital Corporation, as syndication agent (filed as Exhibit 10.13 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.21	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG

International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent (filed as Exhibit 10.14 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.22	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,
Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc., the guarantors named therein, the lenders identified on the pages thereto, Wachovia Bank, National Association, as administrative agent, and
Wachovia Capital Markets, LLC, as lead arranger and lead bookrunner (filed as Exhibit 10.15 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.23

Form of Intercompany Note, by and between CPG International Holdings LP and AZEK Building Products Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2008 and incorporated herein by reference).

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

CPG International Inc.

And Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007 (as restated)	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 (as restated) and December 31, 2006 (as restated)	F-4

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2008, December 31, 2007 (as restated) and December 31, 2006 (as restated)	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 (as restated) and December 31, 2006 (as restated)	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

CPG International Inc.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of CPG International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CPG International Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP

Philadelphia, PA

March 27, 2009

CPG International Inc.

And Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and December 31, 2007

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
		(as restated
		See Note 14)
ASSETS:
Current assets:
Cash and cash equivalents	$22,586	$9,608
Receivables:
Trade, less allowance for doubtful accounts of $1,660 and $1,243 in 2008 and 2007, respectively	17,404	30,712
Inventories	33,664	52,391
Deferred income taxes—current	2,579	8,321
Prepaid expenses and other	5,078	9,314
Total current assets	81,311	110,346
Property and equipment—net	93,451	92,693
Goodwill	260,004	288,084
Intangible assets —net	96,610	100,115
Deferred financing costs—net	7,345	8,605
Other assets	184	653
Total assets	$538,905	$600,496

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$11,981	$27,474
Current portion of capital lease	1,940	1,415
Current portion of long-term debt obligations	5,250	—
Accrued interest	14,413	15,696
Accrued costs – Procell Acquisition	—	18,066
Accrued expenses	12,227	8,637
Total current liabilities	45,811	71,288
Deferred income taxes	34,640	45,425
Capital lease obligation—less current portion	5,053	5,411
Long-term debt—less current portion	302,010	278,107
Accrued warranty	3,853	3,107
Other liabilities	612	664
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	211,941	200,733
Accumulated deficit	(52,593)	(4,239)
Note receivable-CP Holdings	(7,349)	—
Accumulated other comprehensive loss	(5,073)	—
Total shareholder’s equity	146,926	196,494
Total liabilities and shareholder’s equity	$538,905	$600,496

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Operations

December 31, 2008, 2007 and 2006

(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		(as restated	(as restated
		See Note 14)	See Note 14)
Net sales	$305,240	$313,703	$261,790
Cost of sales	(235,099)	(225,436)	(193,417)
Gross margin	70,141	88,267	68,373
Selling, general and administrative expenses	(50,644)	(47,242)	(40,521)
Gain on sale of property	21	422	—
Impairment of goodwill and other intangibles	(40,000)	—	—
Operating (loss) income	(20,482)	41,447	27,852

Other income (expenses):
Interest expense	(35,405)	(34,445)	(28,897)
Interest income	500	747	212
Foreign currency loss	(215)	—	—
Miscellaneous – net	153	240	306
Total other expenses-net	(34,967)	(33,458)	(28,379)

(Loss) income before income taxes	(55,449)	7,989	(527)
Income tax benefit (expense)	7,095	(3,760)	(230)
Net (loss) income	$(48,354)	$4,229	$(757)

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands, except share amounts)

					Accumulated
	Common Units		Additional	Note	Other	Retained	Total
	Shares	No Par	Paid—in	Receivable	Comprehensive	Earnings	Shareholder’s
	Outstanding	Value	Capital	CP Holdings	Income	/(Deficit)	Equity
Balance – December 31, 2005	10	$—	$165,066	$—	$—	$(7,609)	$157,457
Share based compensation adjustment (See Note 14)	—	—	102	—	—	(102)	—
Balance – December 31, 2005 (as restated)	10	—	165,168	—	—	(7,711)	157,457
Share-based compensation	—	—	272	—	—	—	272
Net loss and comprehensive loss	—	—	—	—	—	(757)	(757)
Balance – December 31, 2006 (as restated) (See Note 14)	10	—	165,440	—	—	(8,468)	156,972
Contributed capital-Procell Acquisition	—	—	34,895	—	—	—	34,895
Share-based compensation	—	—	398	—	—	—	398
Net income and comprehensive income	—	—	—	—	—	4,229	4,229
Balance – December 31, 2007 (as restated) (See Note 14)	10	—	200,733	—	—	(4,239)	196,494
Share-based compensation	—	—	118	—	—	—	118
Additional contributed capital-Procell Acquisition	—	—	11,090	—	—	—	11,090
Cash paid on behalf of CPG Holdings – Procell Acquisition	—	—	—	(5,357)	—	—	(5,357)
Payments made on behalf of CPG Holdings	—	—	—	(1,992)	—	—	(1,992)
Comprehensive loss:
Net loss	—	—	—	—	—	(48,354)	(48,354)
Cumulative translation adjustment	—	—	—	—	(5,073)	—	(5,073)
Comprehensive loss	—	—	—	—	—	—	(53,427)
Balance – December 31, 2008	10	$—	$211,941	$(7,349)$	(5,073)	$(52,593)	$146,926

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2008, 2007 and 2006

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2008	2007	2006
		(as restated	(as restated
		See Note 14)	See Note 14)
Cash flows from operating activities:
Net (loss) income	$(48,354)	$4,229	$(757)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Interest accretion on capital lease	13	13	—
Depreciation and amortization	21,491	18,157	13,813
Amortization of deferred financing fees classified as interest	2,540	1,921	1,679
Amortization of debt discount/ premium	91	(24)	(21)
Deferred income tax (benefit) provision	(6,982)	3,570	1,283
Bad debt provision	876	537	355
Write-off of obsolete inventory	488	—	—
Impairment charge	40,000	—	—
Loss on currency exchange	215	—	—
(Gain) loss on disposition of fixed asset	(21)	(422)	2
Share-based compensation from vesting of restricted units	118	398	272
Changes in certain assets and liabilities:
Trade receivables	17,190	675	(9,860)
Inventories	23,087	(4,512)	1,483
Prepaid expenses and other currents assets	4,669	(2,853)	273
Accounts payable- primarily trade	(19,479)	(1,800)	(11,300)
Accrued expenses and interest	(664)	106	4,690
Other assets and liabilities	1,037	1,264	—
Net cash provided by operating activities	36,315	21,259	1,912
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(31,159)	—	—
Acquisition of Santana, net of cash received	—	—	(34,980)
Acquisition of Procell, net of cash received	(12,333)	(58,183)	—
Purchases of property and equipment	(6,282)	(14,386)	(16,995)
Proceeds from disposition of fixed assets	1,887	1,999	9
Net cash used in investing activities	(47,887)	(70,570)	(51,966)
Cash flows from financing activities:
Capital contribution	—	34,895	—
Proceeds from long-term debt	24,313	33,000	30,150
Borrowings under revolving credit facility	25,000	(9,500)	9,500
Repayments under revolving credit facility	(20,000)	—	—
Payments on long-term obligations	(2,035)	(1,203)	(298)
Payments of financing fees	(1,281)	(446)	(1,910)
Payments on behalf of CPG Holdings equity	(1,874)	—	—
Net cash provided by (used in) financing activities	24,123	56,746	37,442
Impact of foreign currency on cash and cash equivalents	427	—	—
Net increase (decrease) in cash and cash equivalents	12,978	7,435	(12,612)
Cash and cash equivalents – Beginning of period	9,608	2,173	14,785
Cash and cash equivalents – End of period	$22,586	$9,608	$2,173
Supplemental disclosures:
Cash paid for interest	$34,044	$32,636	$25,253
Capital expenditures in accounts payable at end of period	$962	$712	$287
Federal, state and local taxes (refunded) paid	$(1,091)	$(5)	$158
Property/equipment acquired by execution of a capital lease obligation	$1,939	$4,350	$2,305
Accrued costs--Composatron Acquisition and Procell Acquisition	$817	$18,066	$—

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

On May 10, 2005, CPG International Inc., a Delaware corporation consummated the acquisition of all the equity interests of the operating subsidiaries of Compression Polymers Holdings LLC, a Delaware limited liability company. The Company is a wholly-owned subsidiary of CPG International Holdings LP (“Holdings”). These financial statements represent the operations of the Company from the acquisition date of May 10, 2005. Compression Polymers Holdings LLC sold all of the equity interests of its operating subsidiaries in connection with the acquisition.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues are recognized at the time product is shipped to the customer and title transfers.

The Company accrues for sales returns, discounts and allowance for doubtful accounts based on a current evaluation of experience based on the stated collection terms. Should actual experience differ from estimates, revisions to the reserves or allowances recorded would be required.

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising and product brochures. Such costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $6,411,000, $6,101,000 and $9,349,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Shipping and Handling Costs

The Company includes all shipping and handling costs as cost of sales. Shipping and handling costs billed to customers are recorded in net sales.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Changes in the Company’s allowance for doubtful accounts are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Beginning balance	$1,243	$997	$820
Increase for bad debt expense	876	537	355
Decrease for accounts written off	(459)	(291)	(178)
Ending balance	$1,660	$1,243	$997

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

Vendor Rebates

Certain vendor rebates and incentives are earned by the Company only when a specified level of annual purchases are achieved. The Company accounts for vendor rebates in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement (only if a customer completes a specified cumulative level of purchases), should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. The Company records the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. The Company records such incentives during interim periods based on actual results achieved on a year-to-date basis and its expectation that purchase levels will be obtained to earn the rebate.

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10-

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

year limited warranty for AZEK Premier colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for eight years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. The Company also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. The Company further considers that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at December 31, 2008 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company currently classifies the warranty reserve as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Beginning balance	$3,107	$1,854	$1,786
Additions(1)	931	1,546	103
Warranty settlements incurred	(176)	(293)	(35)
Effect of foreign currency translation	(9)	—	—
Ending balance	$3,853	$3,107	$1,854

____________________

(1) Approximately $750 added as a reserve related to the Composatron Acquisition in 2008 and $1,500 added as a reserve related to the Procell Acquisition in 2007 (See Note 3).

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

The Company regularly assesses the recoverability of its long-lived assets used in operations whenever events or changes in circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

comparing the fair value of the asset to its carrying amount. In 2008, 2007 and 2006, the Company concluded that no impairment to the carrying value of its long-lived assets exists.

Foreign Currency Translation

The translation of the financial statements of the Company’s Canadian subsidiary whose functional currency is other than U.S. Dollar (USD) into USD is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders equity separately as accumulated other comprehensive income (loss).

Deferred Financing Costs

The Company had recorded deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and then amortized over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at December 31, 2008 and 2007 were $7,345,000 and $8,605,000, respectively.

Goodwill and Intangible Assets

The Company accounts for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is lower than its carrying amount. Testing of Goodwill to identify potential impairment and calculating the amount of impairment, if any, is performed using a two step process. The first step, which involves estimating the fair value of each reporting unit, is performed by comparing the fair value of the reporting unit to the unit’s carrying values, including the Goodwill allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the Goodwill impairment test shall be performed to measure the amount of impairment loss, if any. Under step two, the implied fair value of Goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared to the carrying value of Goodwill. The excess of the carrying value of Goodwill over the implied fair value of Goodwill represents the amount impaired.

The Company evaluates Goodwill annually at December 31. The significant estimates and assumptions used by management in assessing the reporting units' fair value and the recoverability of Goodwill is based on estimated discounted future cash flows of that unit. The Company’s approach is based on a reporting unit’s projection of operating results and cash flows that are discounted using its weighted average cost of capital. The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions under this method included a discount rate of approximately 11%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from -10% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years. The Company further assumes a terminal growth rate after five years of approximately 4% to 5%, based upon the estimated growth of individual products and their projected growth cycles.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

As of December 31, 2008, the Company has determined that it is more likely than not that the fair value of each of its reporting units is below their respective carrying amounts. As of the date of this filing, the Company has not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, the Company has recorded a non-cash Goodwill impairment charge of $36.0 million, representing its best estimate of the impairment charge. Approximately $14.0 million ($12.3 million, net of tax) and $22.0 million ($17.0 million, net of tax) were recorded to the AZEK Building Products and Scranton Products business segments, respectively. The Company expects to finalize the Goodwill impairment analysis during the first quarter of 2009. There could be material adjustments to the Goodwill impairment charge when the Goodwill impairment analysis is complete. Any adjustment to the preliminary estimates will be recorded in our financial statements for the quarter ending March 31, 2009.

The Company accounts for other non-amortizable intangible assets also in accordance with SFAS No. 142. In accordance with SFAS No. 142, the Company considers the trademark intangible (“Trademark”) assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment, or more frequently if events or circumstances indicate that the asset might be impaired, by comparing the fair value of the Trademark assets to their carrying amount. If the carrying amounts of the Trademark assets were to exceed their fair value, an impairment loss would be recognized. As of December 31, 2008, the carrying amount of the Trademark assets exceeded their fair value and a $4.0 million impairment charge was recorded to the Scranton Products business segment. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating revenues and an avoided royalty rate for each reporting unit in determination of the estimated fair values. Changes in forecasted revenues could materially affect these estimates.

The Company accounts for amortizable intangible assets and long-lived tangible assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”) using the two step method to address potential impairment. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are both held and used or to be disposed of. In accordance with SFAS No. 144, the Company considers customer relations, proprietary technology and non-compete agreements as intangible assets that require amortization. The Company evaluates the ability to recover amortizable intangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, which the Company would determine based on undiscounted cash flows, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income. The Company evaluated the assigned useful lives of our long-lived assets at each reporting period for continued appropriateness, in accordance with SFAS No. 142.

The Company amortizes the following intangible assets: customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). Certain of the Company’s intangible amortization is performed on an accelerated basis over the useful lives. See Note 6 for more detail regarding Goodwill and intangible assets.

Share-Based Compensation

The Company follows the provisions of SFAS No. 123R “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

grant).  The Company expenses its share-based compensation on a straight-line basis over the requisite service period for each award. See Note 15 for additional detail regarding share-based compensation.

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company's shareholder. The Company's comprehensive (loss) consists of accumulated foreign currency translation adjustments of $5,073,000 at December 31, 2008.

Retirement Benefits

The Company offers a 401(k) benefit to all employees after six months of service. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefit. Each participant may contribute up to 100% of his or her salary, within dollar limitations set forth by the ERISA guidelines. Total company contributions to the 401(k) Plan were $459,000, $455,000 and $150,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company has reviewed its debt and has given consideration to their characteristics and covenants in formulating an opinion of fair value and believes that the carrying value approximates fair value. All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.

Effective January 1, 2007, income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides that a tax benefit from an uncertain position may be recognized when it is more-likely-than-not that the position will be sustained based on technical merits. Significant judgment is required in determining our provision for income taxes and recording the related assets and liabilities. In the normal course of our business, there are transactions and calculations where the ultimate tax determination is less than certain. The Company and its subsidiaries are subject to examination by various Federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and record any necessary adjustments in the period in which the facts that give rise to a revision become known.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 related to financial instruments did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles over the method entities use to recognize and measure assets acquired and liabilities assumed in a business combination and enhances disclosures on business combinations. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position SFP FAS 142-3, Determination of the Useful Life of Intangible Assets ("SFP FAS 142-3"), effective for fiscal years beginning after December 15, 2008. SFP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position is not expected to have a material effect on the Company's consolidated financial statements.

2.	SEGMENT INFORMATION

The Company operates the following two reportable segments: AZEK Building Products, Inc. (“AZEK Building Products”), which includes residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch, AZEK Rail and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products Inc. (“Scranton Products”), which includes highly engineered commercial building products such as synthetic bathroom and locker systems.

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

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2008:

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$204,378	$100,862	$—	$—	$305,240
Cost of sales	(159,902)	(75,197)	—	—	(235,099)
Gross margin	44,476	25,665	—	—	70,141
Selling, general and administrative expenses	(26,899)	(11,637)	(12,108)	—	(50,644)
Gain on sale of property	21	—	—	—	21
Impairment of goodwill and other intangibles	(14,000)	(26,000)	—	—	(40,000)
Operating income (loss)	$3,598	$(11,972)	$(12,108)	$—	$(20,482)

Segmented financial data:
Interest expense	$(19,935)	$(14,743)	$(727)	$—	$(35,405)
Interest income	$253	$117	$130	$—	$500
Depreciation and amortization classified as:
Cost of sales	$12,241	$3,082	$—	$—	$15,323
Selling, general and administrative expense	3,796	1,262	1,110	—	6,168
Total depreciation and amortization	$16,037	$4,344	$1,110	$—	$21,491
Total capital expenditures(1)	$3,727	$2,877	$640	$—	$7,244

______________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2007:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales to external customers	$213,991	$99,712	$—	$—	$313,703
Cost of sales	(151,984)	(73,452)	—	—	(225,436)
Gross margin	62,007	26,260	—	—	88,267
Selling, general and administrative expenses(2)	(24,138)	(12,143)	(10,961)	—	(47,242)
Gain (loss) on sale of property	(21)	443	—	—	422
Operating income (loss)	$37,848	$14,560	$(10,961)	$—	$41,447

Segmented financial data:
Interest expense	$(19,212)	$(14,861)	$(372)	$—	$(34,445)
Interest income	$468	$243	$36	$—	$747
Depreciation and amortization classified as:
Cost of sales	$8,873	$3,865	$—	$—	$12,738
Selling, general and administrative expense	3,090	1,291	1,038	—	5,419
Total depreciation and amortization	$11,963	$5,156	$1,038	$—	$18,157
Total capital expenditures(1)	$13,844	$531	$723	$—	$15,098

______________

(1) Includes capital expenditures in accounts payable.

(2) Reflects restatement due to share-based compensation under FAS 123R of $398, of which $41 relates to AZEK Building Products, $5 relates to Scranton Products and $352 relates to Corporate. See Note 14.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2006:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products		Corporate		Eliminations	Consolidated
Net sales to external customers	$162,198	$99,592	$	— —	$	— —	$261,790
Intersegment net sales	1,190	136		—		(1,326)	—
Total net sales	163,388	99,728		—		(1,326)	261,790
Cost of sales	(120,111)	(74,632)		—		1,326	(193,417)
Gross margin	43,277	25,096		—		—	68,373
Selling, general and administrative expenses	(21,035)	(11,249)		(8,237)		—	(40,521)
Operating income (loss)	$22,242	$13,847		$(8,237)		$—	$27,852

Segmented financial data:
Interest expense	$(15,836)	$(11,072)		$(1,989)		$—	$(28,897)
Interest income	$75	$94		$43		$—	$212
Depreciation and amortization classified as:
Cost of sales	$5,905	$4,925		$—		$—	$10,830
Selling, general and administrative expenses	1,327	1,287		369		—	2,983
Total depreciation and amortization	$7,232	$6,212		$369		$—	$13,813
Total capital expenditures (1)	$13,427	$423		$3,432		$—	$17,282

_________________

(1) Includes capital expenditures in accounts payable.
(2)

Reflects restatement due to share-based compensation under FAS 123R of $272, of which $34 relates to AZEK Building Products, $43 relates to Scranton Products and $195 relates to Corporate. See Note 14.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	December 31,	December 31,
	2008	2007
Total assets:
AZEK Building Products	$369,508	$402,154
Scranton Products	145,611	190,583
Corporate	23,786	7,759
Total consolidated assets	$538,905	$600,496

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year		Year		Year
	Ended		Ended		Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		% of		% of		% of
		AZEK		AZEK		AZEK
	% of	Building	% of	Building	% of	Building
	Consolidated	Products	Consolidated	Products	Consolidated	Products
	Sales	Sales	Sales	Sales	Sales	Sales
Distributor A	26%	39%	28%	35%	22%	35%
Distributor B	3	5	7	10	11	17
Distributor C	8	12	8	12	—	—
Distributor D	10	14	5	7	4	6
Total	47%	70%	48%	64%	37%	58%

The Company’s geographic distribution of long-lived assets of December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	December 31,	December 31,
	2008	2007
Long-lived assets:
United States	$84,871	$92,693
Canada	8,580	—
Total consolidated assets	$93,451	$92,693

Distributor A represents 19% of the Company’s accounts receivable balance as of December 31, 2008 and Distributor C represented 13% of the company’s accounts receivable balance at December 31, 2007.

3.	ACQUISITION

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000 (the “Composatron Acquisition”). Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1,000,000 in cash (approximately USD $817,000 at December 31, 2008) to the former owners, included in accrued expenses at December 31, 2008. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company's operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as Goodwill. A valuation study was performed on land, buildings and equipment acquired, as well as intangible assets such as patented technology, trademarks and customer relationships amortizable on an accelerated basis over the next fifteen, five and ten years respectively. The Company evaluated the fair market value of inventory as well as other liabilities such as accrued warranty costs, which impacted the purchase price allocation. The amount allocated to Goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to Goodwill is not expected to be deductible for tax purposes.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table summarizes the allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price (including contingent purchase price)		$31,181
Transaction costs		1,261
		32,442
Less:
Cash and cash equivalents	$466
Accounts receivable	5,243
Inventory	4,516
Intangible assets:
Proprietary technology	4,000
Customer relationships	1,080
Trademark	370
Other intangibles	1,207
Other assets	1,601
Property, plant and equipment	12,293
Total assets acquired	30,776
Accounts payable assumed	3,326
Deferred tax liability	2,915
Other liabilities assumed	1,703
Total liabilities assumed	7,944
		(22,832)
Goodwill (excess purchase price over net asset value)		$9,610

The following pro forma consolidated financial information for the years ended December 31, 2008 and 2007 are presented as though the Composatron Acquisition occurred on January 1, 2008 and 2007, respectively. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2007 and 2008, due to the fair values assigned to Composatron's assets and liabilities, the changes made in related estimated useful lives of the assets at March 1, 2008, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

	Unaudited	Unaudited
	Pro Forma	Pro Forma
	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007

Net sales	$312,789	$338,458
Net (loss) income	$(46,950)	$4,706

On January 31, 2007, CPG acquired 100% of the outstanding equity of Pro-Cell, LLC (“Procell”), which owned and operated Procell Decking Systems for a purchase price of $77,324,000 (the “Procell Acquisition”). In

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

order to fund the Procell Acquisition, CPG issued an additional $33,000,000 aggregate principal amount of Floating Rate Notes on January 31, 2007. The remainder of the purchase price was funded through capital contributions of approximately $34,900,000 with the remainder of the balance funded through operating cash flow. The Procell Acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as goodwill. The purchase price was subject to final determination, including a cash payment, as well as additional equity in CPG International Holdings, LP (“Holdings”) (the owner of 100% of our common shares) to the former owners of Procell based upon the Company’s achievement of certain financial and operating targets for the year ended December 31, 2007. The Company’s management recorded $12,333,000 as the contingent cash payment under the terms of the purchase agreement, of which $9,654,000 was paid in April 2008. The remaining balance of approximately $2,679,000 was paid in July 2008. The former owners received 2,517.42 A units in Holdings, valued at $5,733,000; with the shares being issued in April 2008. The value was based on a then current valuation of Holdings A units.

A valuation study was performed to assist the Company in determining the fair value in property and equipment and the recording of intangible assets including customer relationships and proprietary technology amortizable on an accelerated basis over the next ten and fifteen years respectively, and non-compete agreements, amortizable over the next five years. The amount allocated to Goodwill is reflective of the future benefit the Company is expecting to realize from the Procell Acquisition, including strategic growth opportunities within AZEK Building Products, as well as additional product offerings. Procell’s results of operations, subsequent to January 31, 2007, are reported as part of the AZEK Building Products business unit. The amount allocated to Goodwill is expected to be deductible for tax purposes.

The following table summarizes the allocation of fair values of Procell’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At February
(Dollars in thousands)		1, 2007

Purchase price (includes the contingent purchase price)		$72,072
Transaction costs		5,252
		77,324
Less:
Cash and cash equivalents	$1,075
Accounts Receivable	2,593
Inventory	2,248
Other current assets	6
Deferred tax asset	482
Property, plant and equipment	12,465
Intangible assets:
Proprietary technology	7,300
Customer relationships	2,200
Non-compete agreement	2,400
Total assets acquired	30,769
Accounts payable assumed	2,883
Capital lease obligation assumed	3,421

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Other liabilities assumed	2,234
Total liabilities assumed	8,538
		(22,231)
Goodwill (excess purchase price over net asset value)		$55,093

The following pro forma consolidated financial information for the years ended December 31, 2007 and 2006 are presented as though the Procell Acquisition occurred on January 1, 2007 and 2006. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007 and 2006.

	Unaudited	Unaudited
	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in thousands)	2007	2006

Net sales	$317,115	$294,869

Net income (loss)	$3,733	$(1,725)

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

Unaudited
Pro Forma
Year Ended
December 31,
(Dollars in thousands)	2006

Net sales	$271,847

Net loss	$(4,478)

4.	INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2008	2007
Raw materials	$18,381	$22,664
Work in process	—	145
Finished goods	15,283	29,582
Total inventories	$33,664	$52,391

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2008	2007
Land and improvements	$1,701	$1,701
Buildings and improvements	21,007	20,766
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	6,655
Manufacturing equipment	97,722	84,446
Office furniture and equipment	5,768	4,766
Total property and equipment	136,292	119,834
Construction in progress	4,445	3,805
	140,737	123,639
Accumulated depreciation	(47,286)	(30,946)
Total property and equipment – net	$93,451	$92,693

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $16,565,000, $13,964,000 and $11,410,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	December 31,	December 31,
(Dollars in thousands)	Years	2008	2007
Goodwill	—	$260,004	$288,084

Non-amortizable intangibles
Trademarks		67,400	71,400
Other intangibles		648	—
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(973)	(473)
Non-compete agreement- net		1,527	2,027

Customer relationships	10	26,063	25,200
Accumulated amortization customer relationships		(9,199)	(6,382)
Customer relationships-net		16,864	18,818

Proprietary knowledge	15	12,298	9,100
Accumulated amortization proprietary knowledge		(2,601)	(1,230)
Proprietary knowledge-net		9,697	7,870

Trade names	5	307	—
Accumulated amortization trade names		(110)	—
Trade names-net		197	—

Royalty license	7	317	—
Accumulated amortization royalty license		(40)	—
Royalty license-net		277	—

Total amortizable intangibles-net		28,562	28,715
Intangible assets – net		$96,610	$100,115

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At each reporting period, the assigned useful lives are considered for continued appropriateness, in accordance with SFAS No. 142. See Note 1 to the financial statements for discussion of the 2008 impairment charge.

At December 31, 2008, approximately $189,684,000 represents goodwill attributable to the AZEK Building Products segment and approximately $70,320,000 represents goodwill attributable to the Scranton Products segment.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $4,926,000, $4,193,000 and $2,403,000, respectively.

The following table presents the future intangible asset amortization expense based on existing intangible assets at December 31, 2008:

December 31,
(Dollars in thousands)	2008
2009	$4,566
2010	4,522
2011	4,346
2012	3,736
2013	3,525
Thereafter	7,867
Total	$28,562

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2006, 2007 and 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2005	$143,182	$70,500	$213,682
Purchase adjustment for deferred income taxes	(2,727)	356	(2,371)
Purchase goodwill related to the Santana Acquisition	–	21,438	21,438
Goodwill at December 31, 2006	$140,455	$92,294	$232,749
Purchase goodwill related to the Procell Acquisition	55,093	–	55,093
Purchase goodwill related to the Santana Acquisition	–	39	39
Deferred tax adjustment	(264)	(333)	(597)
FIN 48 adoption adjustment	480	320	800
Goodwill at December 31, 2007	$195,764	$92,320	$288,084
Purchase goodwill related to the Procell Acquisition	5	–	5
Purchase goodwill related to the Composatron Acquisition	9,610	–	9,610
Purchase adjustment for deferred income taxes	233	–	233
Impairment of goodwill	(14,000)	(22,000)	(36,000)
Translation adjustment	(1,928)	–	(1,928)
Goodwill at December 31, 2008	$189,684	$70,320	$260,004

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2008	2007

Deferred financing costs	$13,675	$13,194
Accumulated amortization	(6,330)	(4,589)
Total deferred financing costs, net	$7,345	$8,605

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Amortization of deferred financing costs for the years ended December 31, 2008, 2007 and 2006 were approximately $2,071,000, $1,921,000 and $1,679,000, respectively. During the first quarter of 2008, the Company wrote off approximately $470,000 of net deferred financing costs attributable to the Company’s previous credit facility. Amortization of deferred financing costs, as well as the additional write-off, is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2008	2007
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (9.9% at
December 31, 2008 and 12.12% at December 31, 2007) (includes premium of
$83 at December 31, 2008 and $107 at December 31, 2007)	128,083	128,107
Revolving Credit Facility – (4.3% - 4.9% at December 31, 2008)	5,000	—
Term Loan due 2011 –7.2% at December 31, 2008 (includes discount of $573 at December 31, 2008)	24,177	—

Total	307,260	278,107
Less current portion	5,250	—
Long-term debt—less current portion	$302,010	$278,107

CPG International I Inc. (“CPG”) had approximately $128,000,000 aggregate principal amount of Senior Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at December 31, 2008. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

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

The Company believes it is in compliance with the financial covenants imposed by the debt agreements as of December 31, 2008.

As of December 31, 2008, the Company has scheduled long term debt payments (excluding interest) of $5,250,000 in 2009, $250,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

9.	LEASE COMMITMENTS

On May 11, 2007, the Company sold one of its manufacturing facilities and concurrently entered into an operating lease with the buyer to continue to use a portion of the building through May 2009 at a rate of approximately $14,000 per month for the first year and approximately $12,000 a month for the second year.

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

Future minimum rental payments at December 31, 2008 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2009	$2,775	$1,988
2010	2,449	1,832
2011	1,906	1,528
2012	950	996
2013	559	748
Thereafter	6,234	1,517
Total	14,873	$8,609
Less amount representing interest	(7,880)
Present value of minimum capital lease payments	6,993
Less current installments of obligations under capital leases	(1,940)
Obligations under capital leases—excluding current installments	$5,053

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,754,000, $1,602,000 and $480,000, respectively.

10.	INCOME TAXES

The following is a summary of U.S. and non-U.S. components of income (loss) before taxes:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2008	2007	2006
United States	$(52,596)	$7,989	$(527)
Non-U.S.	(2,853)	—	—
Total (loss) income before taxes	$(55,449)	$7,989	$(527)

Components of the income tax expense (benefit) for the periods ended:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2008	2007	2006
Current:
Federal	$(62)	$40	$—
State and local	158	246	13
Foreign	—	—	—
Total current	96	286	13
Deferred:
Federal	(5,416)	2,553	28
State and local	(886)	921	189
Foreign	(889)	—	—
Total deferred	(7,191)	3,474	217
Income tax (benefit)expense	$(7,095)	$3,760	$230

Income tax provision differed from the amounts computed by applying the US Federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended	Year Ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Expense (benefit) at federal statutory rate	$(18,852)	$2,716	$(179)
Foreign tax expense	81	—	—
State and local tax expense – net of federal benefit	(831)	731	134
Impairment – nondeductible goodwill	6,147	—	—
Increase in valuation allowance	6,338	—	—
Nondeductible expenses and other	22	313	275
Income tax (benefit) expense	$(7,095)	$3,760	$230

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

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

(Dollars in thousands)	2008	2007
Deferred tax asset:
Federal net operating loss carryforwards and AMT credits	$12,414	$6,628
State loss carryforwards and other benefits	2,025	1,469
Inventory reserves	1,289	574
Warranty reserves	917	1,167
Accrued expenses	1,888	1,740
Valuation allowance	(7,893)	(1,555)
Total deferred tax assets	10,640	10,023
Deferred tax liabilities:
Intangibles- net	(31,841)	(36,172)
Prepaid assets	(292)	(353)
Property, plant and equipment	(10,568)	(10,602)
Total deferred tax liabilities	(42,701)	(47,127)
Net deferred tax liability	$(32,061)	$(37,104)

At December 31, 2008, the Company has approximately $36,948,000 of net operating loss carryfowards for federal income tax purposes which expire between the years 2021 to 2028 and approximately $27,732,000 of net operating loss carryfowards for state tax purposes which expire in varying amounts through 2028. The valuation allowance for deferred tax assets of $7,893,000 and $1,555,000 at December 31, 2008 and December 31, 2007, respectively, relates principally to the uncertainty as to the utilization of certain deferred tax assets, primarily federal and state tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At December 31, 2008, the valuation allowance represents a full valuation allowance against U.S. net deferred tax assets by jurisdiction other than deferred tax liabilities related to indefinite-lives assets, which cannot be used to support the realization of the existing deferred tax assets. The increase in the valuation allowance in 2008 was primarily attributable to the increase in the federal tax loss carryforward as a result of operating losses sustained in 2008.

SFAS No. 109, “Accounting for Income Taxes,” requires us to provide deferred taxes for the temporary differences associated with our investment in our foreign subsidiary which have a financial reporting basis that is different from tax basis unless we can assert permanent reinvestment in the foreign jurisdiction pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes – Special Areas.”  Financial reporting basis and tax basis differences in our investment in our foreign subsidiary consist of accumulated losses as well as foreign currency translation adjustments, such that tax basis is in excess of financial reporting basis.  We assert that our invested capital is permanently reinvested under APB No. 23 and all temporary differences associated with the investment in our foreign subsidiary will not reverse in the foreseeable future.  Accordingly, we have not recognized any net deferred tax assets with regard to the basis differences referred to above with respect to our foreign subsidiary.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), and as a result of that adoption, the Company recorded unrecognized tax benefits of $800,000 on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the position involved. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

(Dollars in thousands)	2008	2007

Balance at January 1	$800	$800
Unrecognized tax benefits related to prior years	480	–
Unrecognized tax benefits related to the current year	–	–
Settlements	–	–
Reductions in unrecognized tax benefits due to the lapse of applicable statute of limitations	–	–
Balance at December 31	$1,280	$800

Of the total unrecognized tax benefits recorded upon the adoption of FIN 48, $613,000 is carried at December 31, 2008 as a non-current liability ($664,000 at December 31, 2007), and $187,000 as an offset to non-current deferred tax assets ($136,000 at December 31, 2007). The $480,000 of additional unrecognized tax benefit related to prior years reflects offsetting adjustments to deferred taxes which would have no impact on the Company’s effective tax rate if realized or remeasured at a future date. At December 31, 2008, $800,000 of the unrecognized tax benefits would have an impact on the Company’s effective tax rate if realized or remeasured at a future date (zero as of December 31, 2007). With the adoption of SFAS No. 141(R), effective for fiscal years beginning after December 15, 2008, certain unrecognized tax benefits that would not have an impact on the Company’s effective tax rate if realized (or re-measured) prior to the adoption of SFAS No. 141(R) will now have an impact on the Company’s effective tax rate if realized (or re-measured) after the adoption of SFAS No. 141(R). Subsequent to the adoption of FAS 141(R) (effective for the Company with its year beginning January 1, 2009) any expense or benefit associated with realizing (or re-measuring) the unrecognized tax benefit will be recorded as part of income tax expense.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest or penalty was included in income tax expense for 2008 or 2007. As of December 31, 2008 and December 31, 2007, there was no accrual for interest or penalties recorded on the consolidated balance sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2005 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). It is anticipated that the unrecognized tax benefits for tax positions taken regarding previously filed returns could decrease by $480,000 over the next twelve months, with the anticipated acceptance of an automatic tax accounting method change involving certain accruals. The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. The Company has been notified by a state that one of its subsidiaries will be undergoing a tax examination which is scheduled to begin in the first half of 2009. A subsidiary files federal and provincial income tax returns in Canada. The Canadian subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

11.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

12.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP ("Holdings"), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

to a management agreement with AEA Investors. Management fees of $1,500,000 and $1,500,000 are included in selling, general and administrative expenses for the years ended December 31, 2008 and 2007, respectively. In consideration of services performed in connection with the Procell Acquisition and the related financing, the Company paid a $1.0 million fee to AEA Investors upon the closing of the Procell Acquisition in 2007. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition in 2008. These acquisition related fees were accounted for as part of the purchase price of these transactions.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the years ended December 31, 2008 and 2007 were $508,000 and $503,000, respectively.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in Holdings as a result of the Procell Acquisition. Total lease payments for the years ended December 31, 2008 and 2007 were approximately $553,000 and $464,000, respectively. The Company also paid storage and other fees in the amount of approximately $32,000 for the year ended December 31, 2008.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provides certain freight services to the Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $410,000 and $802,000 for the years ended December 31, 2008 and 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $221,000.

A member of our board of directors is employed by a financial institution associated with our Term Loan and Credit Facility. Further, the financial institution has an ownership interest in the Company’s parent, Holdings.

The Company entered into an agreement with its Chief Executive Officer, which provides the Mr. Jungbluth with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has long-term notes in the amount of $7,349,000 due from  Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in  Holdings. Included in the $7,349,000 is approximately $1,022,000 related to the repurchase of Class A limited partnership units and Class B-1 Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The notes have been classified in shareholder’s equity.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

the laws of the Province of Ontario (“AZEK Canada”) merged with and into Composatron on February 29, 2008, and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), with the investment in subsidiaries presented on the equity method of accounting at December 31, 2008 and December 31, 2007 and for the years ended December 31, 2008, 2007 and 2006. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	December 31, 2008
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$21,362	$1,224	$—	$22,586
Net receivables	—	—	17,201	203	—	17,404
Inventory	—	—	33,646	18	—	33,664
Other current assets	—	—	7,458	199	—	7,657
Total current assets	—	—	79,667	1,644	—	81,311
Net property and equipment	—	—	84,871	8,580	—	93,451
Goodwill	—	—	252,322	7,682	—	260,004
Net intangible assets	—	—	91,984	4,626	—	96,610
Deferred financing costs	—	—	7,345	—	—	7,345
Other assets	—	—	120	64	—	184
Note receivable-intercompany	—	—	17,849	—	(17,849)	—
Investment in subsidiary	146,926	146,926	9,219	—	(303,071)	—
Intercompany receivables	—	321,673	7,956	13,586	(343,215)	—
Total assets	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905
Accounts payable	$—	$—	$11,886	$95	$—	$11,981
Accrued interest	—	14,413	—	—	—	14,413
Current portion-long term debt	—	5,250	—	—	—	5,250
Accrued expenses	—	—	10,909	1,318	—	12,227
Other current liabilities	—	—	1,940	—	—	1,940
Total current liabilities	—	19,663	24,735	1,413	—	45,811
Deferred income taxes	—	—	32,897	1,743	—	34,640
Long-term debt	—	302,010	—	—	—	302,010
Intercompany debt	—	—	321,673	17,849	(339,522)	—
Other non-current liabilities	—	—	9,518	—	—	9,518
Intercompany payable	—	—	13,586	7,956	(21,542)	—
Equity	146,926	146,926	148,924	7,221	(303,071)	146,926
Total liabilities and equity	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	December 31, 2007
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Cash	$—	$—	$9,608	$—	$9,608
Net receivables	—	—	30,712	—	30,712
Inventory	—	—	52,391	—	52,391
Other current assets	—	—	17,635	—	17,635
Total current assets	—	—	110,346	—	110,346
Net property and equipment	—	—	92,693	—	92,693
Goodwill	—	—	288,084	—	288,084
Net intangible assets	—	—	100,115	—	100,115
Other assets	—	—	9,258	—	9,258
Investment in subsidiary	196,494	196,494	—	(392,988)	—
Intercompany receivables	—	293,803	—	(293,803)	—
Total assets	$196,494	$490,297	$600,496	$(686,791)	$600,496
Accounts payable	$—	$—	$27,474	$—	$27,474
Accrued interest	—	15,696	—	—	15,696
Accrued costs- Procell Acquisition	—	—	18,066	—	18,066
Other current liabilities	—	—	10,052	—	10,052
Total current liabilities	—	15,696	55,592	—	71,288
Deferred income taxes	—	—	45,425	—	45,425
Long-term debt	—	278,107	—	—	278,107
Intercompany debt	—		293,803	(293,803)	—
Other non-current liabilities	—	—	9,182	—	9,182
Equity	196,494	196,494	196,494	(392,988)	196,494
Total liabilities and equity	$196,494	$490,297	$600,496	$(686,791)	$600,496

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$304,541	$7,304	$(6,605)	$305,240
Cost of sales	—	—	(235,486)	(6,218)	6,605	(235,099)
Gross margin	—	—	69,055	1,086	—	70,141
Selling, general and administrative expenses	—	—	(48,231)	(2,413)	—	(50,644)
Gain on sale of property	—	—	21	—	—	21
Impairment of goodwill and other intangibles	—	—	(40,000)	—	—	(40,000)
Operating income	—	—	(19,155)	(1,327)	—	(20,482)
Intercompany income	—	32,427	1,721	(1,721)	(32,427)	—
Interest expense, net of interest income	—	(32,427)	(34,910)	5	32,427	(34,905)
Miscellaneous, net	—	—	(36)	189	—	153
Exchange rate difference	—	—	(215)	—	—	(215)
Income tax benefit (expense)	—	—	6,206	889	—	7,095
Equity in net (loss) income from subsidiary	(48,354)	(48,354)	(1,965)	—	98,673	—
Net (loss) income	$(48,354)	$(48,354)	$(48,354)	$(1,965)	$98,673	$(48,354)

	Year Ended December 31, 2007
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$313,703	$—	$313,703
Cost of sales	—	—	(225,436)	—	(225,436)
Gross margin	—	—	88,267	—	88,267
Selling, general and administrative expenses	—	—	(47,242)	—	(47,242)
Gain on sale of property	—	—	422	—	422
Operating income	—	—	41,447	—	41,447
Intercompany income	—	31,777	—	(31,777)	—
Interest expense, net of interest income	—	(31,777)	(33,698)	31,777	(33,698)
Miscellaneous, net	—	—	240	—	240
Income tax expense	—	—	(3,760)	—	(3,760)
Equity in net income from subsidiary	4,229	4,229	—	(8,458)	—
Net income (loss)	$4,229	$4,229	$4,229	$(8,458)	$4,229

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2006
(Dollars in thousands)	CPG
	International
	Inc.	CPG	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$261,790	$—	$261,790
Cost of sales	—	—	(193,417)	—	(193,417)
Gross margin	—	—	68,373	—	68,373
Selling, general and administrative expenses	—	—	(40,521)	—	(40,521)
Gain on sale of property	—	—	—	—	—
Operating income	—	—	27,852	—	27,852
Intercompany income	—	27,006	—	(27,006)	—
Interest expense, net of interest income	—	(27,006)	(28,685)	27,006	(28,685)
Miscellaneous, net	—	—	306	—	306
Income tax expense	—	—	(230)	—	(230)
Equity in net income from subsidiary	(757)	(757)	—	1,514	—
Net income (loss)	$(757)	$(757)	$(757)	$1,514	$(757)

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2008
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(48,354)	$(48,354)	$(48,354)	$(1,965)	$98,673	$(48,354)
Depreciation and amortization	—	—	19,073	2,418	—	21,491
Deferred income tax provision	—	—	(6,251)	(731)	—	(6,982)
Impairment	—	—	40,000	—	—	40,000
Share based compensation	—	—	118	—	—	118
Other non-cash expenses	—	—	4,202	—	—	4,202
Equity in net (income) loss from subsidiary	48,354	48,354	1,965	—	(98,673)	—
Trade receivables	—	—	12,635	4,555	—	17,190
Inventories	—	—	18,983	4,104	—	23,087
Accounts payable	—	—	(16,550)	(2,929)	—	(19,479)
Accrued expenses and interest	—	—	(664)	—	—	(664)
Other changes in working capital	—	—	4,596	1,110	—	5,706
Net cash provided by (used in) operating activities	—	—	29,753	6,562	—	36,315
Composatron Acquisition, net of cash	—	—	(31,625)	466	—	(31,159)
Procell Acquisition	—	—	(12,333)	—	—	(12,333)
Purchases of property and equipment	—	—	(6,084)	(198)	—	(6,282)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(48,155)	268	—	(47,887)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Proceeds from revolving credit facility	—	—	25,000	—	—	25,000
Intercompany payable/receivable	—	—	6,064	(6,064)	—	—
Payment on revolving credit facility	—	—	(20,000)	—	—	(20,000)
Other cash used in financing activities	—	—	(5,190)	—	—	(5,190)
Net cash provided by financing activities	—	—	30,187	(6,064)	—	24,123
Cash impact of currency translation adjustment	—	—	—	427	—	427
Net increase (decrease) in cash and cash equivalents	—	—	11,785	1,193	—	12,978
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$21,393	$1,193	$—	$22,586

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2007
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,229	$4,229	$4,229	$(8,458)	$4,229
Depreciation and amortization	—	—	18,157	—	18,157
Deferred income tax provision	—	—	3,570	—	3,570
Share based compensation	—	—	398	—	398
Other non-cash expenses	—	—	2,025	—	2,025
Equity in net (income) loss from subsidiary	(4,229)	(4,229)	—	8,458	—
Trade receivables	—	—	675	—	675
Inventories	—	—	(4,512)	—	(4,512)
Accounts payable	—	—	(1,800)	—	(1,800)
Accrued expenses and interest	—	—	106	—	106
Other changes in working capital	—	—	(1,589)	—	(1,589)
Net cash provided by operating activities	—	—	21,259	—	21,259
Purchases of property and equipment	—	—	(14,386)	—	(14,386)
Acquisition of Procell, net	—	—	(58,183)	—	(58,183)
Other cash used in investing activities	—	—	1,999	—	1,999
Net cash used in investing activities	—	—	(70,570)	—	(70,570)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,895	—	34,895
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(1,649)	—	(1,649)
Net cash provided by (used in) financing activities	—	—	56,746	—	56,746
Net increase in cash and cash equivalents	—	—	7,435	—	7,435
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$9,608	$—	$9,608

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2006
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(757)	$(757)	$(757)	$1,514	$(757)
Depreciation and amortization	—	—	13,813	—	13,813
Deferred income tax provision	—	—	1,283	—	1,283
Share based compensation	—	—	272	—	272
Other non-cash expenses	—	—	1,660	—	1,660
Equity in net (income) loss from subsidiary	757	757	—	(1,514)	—
Trade receivables	—	—	(9,505)	—	(9,505)
Inventories	—	—	1,483	—	1,483
Accounts payable	—	—	(11,300)	—	(11,300)
Accrued expenses and interest	—	—	4,690	—	4,690
Other changes in working capital	—	—	273	—	273
Net cash provided by operating activities	—	—	1,912	—	1,912
Purchases of property and equipment	—	—	(16,995)	—	(16,995)
Acquisition of Santana, net	—	—	(34,980)	—	(34,980)
Other cash used in investing activities	—	—	9	—	9
Net cash used in investing activities	—	—	(51,966)	—	(51,966)
Proceeds from long-term obligations	—	—	30,150	—	30,150
Net borrowings from revolving credit	—	—	9,500	—	9,500
Other cash used in financing activities	—	—	(2,208)	—	(2,208)
Net cash provided by (used in) financing activities	—	—	37,442	—	37,442
Net decrease in cash and cash equivalents	—	—	(12,612)	—	(12,612)
Cash and cash equivalents – beginning of period	—	—	14,785	—	14,785
Cash and cash equivalents – end of period	$—	$—	$2,173	$—	$2,173

14.	FINANCIAL STATEMENT RESTATEMENT

In May 2005, the Company’s parent company, CPG International Holdings LP (“Holdings”) established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity interests in Holdings are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of Class B Units in Holdings held by the purchaser when the sale or exit transaction is

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. In the event that the purchaser’s employment is terminated for cause, Holdings may repurchase the Class B Units at cost. In the past the fair value determination was made by Holdings based on an internal valuation study updated semi-annually. Historically, the Company had concluded that the nature of the Class B Unit equity program was not to reward management for past or present performance and therefore did not constitute share based compensation for the Company or any of its subsidiaries.

Subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company reassessed the application of SFAS 123R to its Class B Unit equity program and management concluded that the Class B Unit equity program represents a compensatory plan under the provisions of SFAS 123R. In connection with this reassessment, the Company reviewed each issuance of Class B Units since the inception of the program in 2005. The Company conducted a detailed valuation with respect to each issuance of Class B Units. This valuation was then discussed with the Audit Committee. Compensation costs represent the excess of fair value over the purchase price paid by the employee for their Class B Units. The Company has restated the accompanying consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006 from amounts previously reported to recognize share based compensation expense, as applicable, with respect to these unit awards over the course of their vesting period.

The following is a summary of the effects of the restatement on (i) the Company’s consolidated balance sheet at December 31, 2007, (ii) the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 and (iii) the Company’s consolidated statement of cash flows for the years ended December 31, 2007 and 2006.

December 31, 2007
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Consolidated Balance Sheet
Additional paid in capital	199,961	772	200,733
Retained earnings	$(3,467)	(772)	$(4,239)

Year ended December 31, 2007

(in thousands)	As
	Previously		As
Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	(46,844)	(398)	(47,242)
Operating income	41,845	(398)	41,447
Income before income taxes	8,387	(398)	7,989
Net income	$4,627	(398)	$4,229

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Year Ended December 31, 2006

(in thousands)	As
	Previously		As
Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	(40,249)	(272)	(40,521)
Operating income	28,124	(272)	27,852
Income before income taxes	(255)	(272)	(527)
Net income	$(485)	(272)	$(757)

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Year Ended December 31, 2007
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Cash Flows
Net income	4,627	(398)	4,229
Share based compensation	$—	398	$398

Year Ended December 31, 2006
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Consolidated Statement of Cash Flows
Net income	(485)	(272)	(757)
Share based compensation	$—	272	$272

15. SHARE BASED COMPENSATION

The Company’s parent company, CPG International Holdings LP (“Holdings”) established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity units in Holdings are intended to allow each employee participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the participants when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. The Class B Unit equity program contains two types of units, referred to as B-1 and B-2 Units. Upon liquidation, Class B-1 Units have a potentially higher investment return than the Class B-2 Units.

The chosen valuation methodology used to determine fair value of the Class B Unit equity program is the probability-weighted expected return method (PWERM), as detailed by the American Institute of Certified Public Accountants entitled “Valuation of Privately Held Company Equity Securities Issued as Compensation” (AICPA Guide). Under the PWERM method, the value of Class B Units is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Class B Unit value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available, as well as the rights of each unit class. The future outcomes the Company considered were: initial public offering; merger or sale to a strategic acquirer; sale to a financial buyer; distressed sale in a housing downturn; and a longer-term hold period. The PWERM method involves management making estimates of the anticipated timing of a potential liquidity event. The anticipated timing was based on the Company’s estimation of likelihood of a liquidity event. For all grants, the amount of unit-based compensation expense recognized has been adjusted for estimated forfeitures of awards for which the requisite service was not expected to be provided.

At each date of measure, unit valuations incorporate a discount rate based on the risk-adjusted rate of return a Class B Unit investor would require given the circumstances of the Company at that time and the liquidation preference of the Class B Unit, which reflects the risk associated with the Company, risks and uncertainty regarding the achievement of potential liquidity events and consideration of observed rates of return on comparable investments. The Company believes that its selected discount rates are consistent with rates of return as outlined in

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

the AICPA Guide, which provides that the cost of equity capital for a private enterprise prior to its initial public offering generally ranges from 20% to 35%.

Additionally, the Company adjusted the valuation methodology of the units to reflect the impact of lack of control, potential dilution and the lack of liquidity and a trading market for the units at each valuation date.

A summary of all vested and non-vested Class B-1 Unit activity under the equity program as of December 31, 2008 and 2007, and changes during the years then ended are presented below:

		Weighted	Aggregate
		Average	Intrinsic
	B-1	Purchase	Value
Outstanding Units	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	134	10
Repurchased at fair market value	(2,063)	10
Forfeited	(187)	10
Outstanding at December 31, 2008	7,043	$10	$ 108

		Weighted	Aggregate
		Average	Intrinsic
	B-1	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2007	10,500	$10
Granted	1,316	10
Forfeited	(1,600)	10
Repurchased at fair market value	(1,057)
Outstanding at December 31, 2007	9,159	$10	$ 495

A summary of the Class B Unit equity program’s non-vested Class B-1 Units as of December 31, 2008 and 2007, and changes during the years then ended are presented below:

		Weighted-Avg.
	B-1	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	2,419	$109.75
Granted/Issued	134	19.42
Vested	(1,319)	105.46
Forfeited	(187)	126.75
Non-vested at December 31, 2008	1,047	$100.57

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

		Weighted-Avg.
	B-1	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2007	6,529	$110.93
Granted/Issued	1,316	76.58
Vested	(3,826)	100.52
Forfeited	(1,600)	102.55
Non-vested at December 31, 2007	2,419	$109.75

Total fair value of the units vested during the years ended December 31, 2008 and 2007 was approximately $139,000 and $385,000, respectively.

In 2008, the Holdings granted an additional series of units under the Class B Unit Plan, referred to as Class B-2 Units. These units are subject to the same repurchase terms as the Class B-1 Units. A summary of all vested and non-vested Class B-2 Unit activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	B-2	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2008	—	$10
Granted/Issued	4,310	10
Forfeited	—	—
Outstanding at December 31, 2008	4,310	$10	$ 22

A summary of the Class B Unit equity program’s non-vested Class B-2 Units as of January 1, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	—
Granted/Issued	4,310	$24.37
Vested	(10)	24.37
Forfeited	—	—
Non-vested at December 31, 2008	4,300	$24.37

Total fair value of units vested during the year ended December 31, 2008 was approximately $17,000.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

expense recognized for the years ended December 31, 2008, 2007 and 2006 was $118,000, $398,000 and $272,000, respectively. The remaining unrecognized compensation costs related to non-vested Class B-1 and Class B-2 Units at December 31, 2008 was approximately $93,000 and $52,000, respectively, and the weighted-average period of time over which these costs will be recognized is 3.9 years and 3.8 years, respectively.

                On March 5, 2009, Holdings executed an Amendment to the Class B Unit equity program.  This Amendment allows Class B-2 Unit holders to receive the same potential investment return as Class B-1 Unit holders upon liquidation of the units.  This will impact the valuation methodology of the B Units effective in the first quarter of 2009.  This Amendment will not materially impact the Company's consolidated financial statements.

16.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2008	2008	2008	2008	Total

	as	as	as	as	as	as
	previously reported	restated(2)	previously reported	restated(2)	previously reported	restated(2)
Net sales	$94,173	94,173	$75,367	75,367	$90,856	90,856	$44,888	44,888	$305,240
Gross margin	$24,863	24,863	$17,435	17,435	$23,019	23,019	$4,941	4,941	$70,141
Operating income	$12,529	12,459	$4,186	4,120	$9,357	9,493	$(46,421)	(46,421)	$(20,482)
Net income (loss)	$2,050	1,980	$(2,802)	(2,868)	$625	761	$(48,180)	(48,180)	$(48,354)

_________

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2007	2007	2007(3)	2007(1)	Total

	as	as	as	as	as	as	as	as	as	as
	previously reported	restated(2)	previously reported	restated(2)	previously reported	restated(2)	previously reported	restated(2)	previously reported	restated(2)
Net sales	$94,447	94,447	$77,054	77,054	$82,552	82,552	$59,650	59,650	$313,703	313,703
Gross margin	$27,553	27,553	$21,686	21,686	$23,520	23,520	$15,508	15,508	$88,267	88,267
Operating income	$16,915	16,845	$10,116	10,050	$10,261	10,168	$4,553	4,384	$41,845	41,447
Net income (loss)	$5,210	5,140	$1,033	967	$342	249	$(1,958)	(2,127)	$4,627	4,229

(1)	In the fourth quarter of 2007 we incurred approximately $0.6 million in severance costs related to the resignation of our former chief executive officer.

(2)	As restated. See related discussion in Note 14.
(3)

Presented herein for the convenience to the reader of these consolidated financial statements. The Company previously presented the restatement for the period ended September 30, 2007 in its Form 10-Q filed on November 14, 2008 for the period ended September 30, 2008. The Company will present its restated unaudited interim condensed consolidated financial statements for the periods ended June 30, 2008 and March 31, 2008 when it files its Form 10-Q for the comparative 2009 periods.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: March 31, 2009	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Exhibit Index
Signature	Title	Date
/s/ ERIC K. JUNGBLUTH	Chief Executive Officer and Director
Eric K. Jungbluth	(principal executive officer)	March 31, 2009
/s/SCOTT HARRISON	Executive Vice President and Chief
Scott Harrison	Financial Officer (principal financial	March 31, 2009
officer and principal accounting officer)
/s/ JAMES ANDERSEN
James Andersen	Director	March 31, 2009

/s/ VINCENT A. CALARCO
Vincent A. Calarco	Director	March 31, 2009
/s/ STUART M. CHRISTHILF, IV
Stuart M. Christhilf, IV	Director	March 31, 2009

/s/BRIAN R. HOESTEREY
Brian R. Hoesterey	Chairman of the Board	March 31, 2009

/s/ CHRISTOPHER P. MAHAN
Christopher P. Mahan	Director	March 31, 2009

/s/ VINCENT A. SARNI
Vincent A. Sarni	Director	March 31, 2009
/s/ JULIAN M. STEINBERG
Julian M. Steinberg	Director	March 31, 2009

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
Polymers Holdings LLC, Compression Polymers Holding II Corporation, Vycom Corp.,
Compression Polymers Corp. and CPCapitol Acquisition Corp. and North Keyser Partners,
(filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed on May 12, 2006 (the
“Form S-4”) and incorporated herein by reference).
2.2	First Amendment to the Stock Purchase Agreement, dated as of May 5, 2005, by and among
Compression Polymers Holdings LLC, Compression Polymers Holding II Corporation,
Compression Polymers Corp., Vycom Corp. and CPCapitol Acquisition Corp. (filed as
Exhibit 2.2 to the Form S-4 and incorporated herein by reference).
2.3	Stock Purchase Agreement, dated as of April 20, 2006, between Santana Holdings, LLC and
Compression Polymers Holding Corporation (filed as Exhibit 2.3 to the Form S-4 and incorporated herein by reference).
2.4	Unit Purchase Agreement, dated as of December 13, 2006, by and among CPG International
I Inc., as Buyer, and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on December 13, 2006 (the
“December 13, 2006 Form 8-K”) and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 13, 2006, by and among CPG International
Holdings LP and Christopher Bardasian, Kevin Sloan, and Larry Sloan, as Subscribers (filed as Exhibit 2.2 to the December 13, 2006 Form 8-K and incorporated herein by reference).
2.6	Share Purchase Agreement, dated as of February 11, 2008, by and among AZEK Canada, as Buyer, and John Scrymgeour, Cheryl Scrymgeour, Paolo Baldassarra, Mary Baldassarra, Kurt
Gowman, Donna Gowman, Janet Pratt, Knox & Company International, Inc. and Creative
Composite Products Inc. as Sellers
3.1	Certificate of Incorporation of CPG International Inc. (formerly known as Compression
Polymers Holding II Corporation) (filed as Exhibit 3.3 to the Form S-4 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of CPG International Inc. to the
(formerly known as Compression Polymers Holding II Corporation) (filed as Exhibit 3.3(a)
Form S-4 and incorporated herein by reference).
3.3	By-laws of CPG International Inc. (formerly known as Compression Polymers Holding II
Corporation) (filed as Exhibit 3.4 to the Form S-4 and incorporated herein by reference).
4.1	Indenture, dated July 5, 2005, among Compression Polymers Holding Corporation, page
Compression Polymers Holding II Corporation, the other guarantors listed on the signature thereof, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.2	First Supplemental Indenture, dated as of April 27, 2006, among CPH Sub I Corporation, as
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
page thereof, and Wells Fargo Bank, N.A., a national banking association, as Trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 2, 2007 (the “February
2, 2007 Form 8-K”) and incorporated herein by reference).
4.5	Form of Initial Note and Form of Exchange Note (included within the Indenture filed as
Exhibit 4.1 to the Form S-4 and incorporated herein by reference).
4.6	Registration Rights Agreement, dated July 5, 2005, among Compression Polymers listed
Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors on the signature page thereof, and Wachovia Capital Markets, LLC (filed as Exhibit 4.5 to the Form S-4 and incorporated herein by reference).
4.7	Registration Rights Agreement, dated as of April 28, 2006, by and among Compression
Polymers Holding Corporation, Compression Polymers Holding II Corporation, the other guarantors listed on the signature page thereof, and Wachovia Capital Markets, LLC (filed as
Exhibit 4.6 to the Form S-4 and incorporated herein by reference).
4.8	Registration Rights Agreement, dated as of January 31, 2007, among CPG International
I Inc., CPG International Inc., the other guarantors listed on the signature page thereof, and
AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP (filed as
Exhibit 4.3 to the February 2, 2007 Form 8-K and incorporated herein by reference).
4.9	Registration Rights Agreement, dated as of January 31, 2007, among CPG International
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
therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Employment Agreement, as of May 10, 2005, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.6 to the Form S-4 and incorporated herein by reference).
10.6	EmploymentAgreement, dated as of January 31, 2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Christopher Bardasian
(filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 31, 2008 (the "December 31, 2007 Form 10-K”) and incorporated herein by reference).
10.7	Employment Agreement, dated as of January 31, 2007, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., and AZEK Building Products Inc. and Kevin Sloan (filed as
Exhibit 10.20 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.8	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack (filed as Exhibit 10.16 to the
December 31, 2007 Form 10-K and incorporated herein by reference).
10.9	Employment Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.17 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.10	Noncompetition Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.18 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.11*	Amended and Restated Employment Agreement, dated as of July 1, 2008, by and among CPG International
I Inc., Scranton Products Inc., AZEK Building Products Inc. and Scott Harrison.
10.12*	Separation Agreement and Release, dated as of December 19, 2008, by and among CPG International
Holdings LP, CPG International I Inc., Scranton Products Inc., AZEK Building Products Inc., KF Equities
and James Keisling.

10.13*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Donald C. Wharton.

10.14*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and Jason
Grommon.

10.15	Form of Subscription Agreement for Class A Limited Partnership Interests in CPG International Holdings
LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2008 and incorporated herein by reference).

10.16*	Form of Executive Subscription Agreement and Power of Attorney for Class B Limited Partnership
Interests in CPG International Holdings LP.

10.17	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).

10.18	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11

10.19	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

10.20	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
AZEK Building Products Inc. and Procell Decking Inc., as borrowers, CPG International Inc.,
CPG International I Inc., Santana Products Inc., CPG Sub I Corporation, Vycom Corp. and Sanatec
Sub I Corporation, as guarantors the lenders identified on the pages thereto and Wachovia Bank, National
Association, as administrative agent, and General Electric Capital Corporation, as syndication agent (filed as
Exhibit 10.13 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.21	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG
International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent (filed as Exhibit 10.14 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.22	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,
Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc., the guarantors named therein, the lenders identified on the pages thereto, Wachovia Bank, National Association, as administrative agent, and
Wachovia Capital Markets, LLC, as lead arranger and lead bookrunner (filed as Exhibit 10.15 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.23	Form of Intercompany Note, by and between CPG International Holdings LP and AZEK Building Products
Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2008 and incorporated herein by reference).

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.