Form 10-Q
period 2009-03-31
CPG INTERNATIONAL INC.
filed 2009-05-15
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data

File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of April 30, 2009 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2009

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (as restated).	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (as restated).	5

Notes to Condensed Consolidated Financial Statements.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4T. Controls and Procedures.	47

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 6. Exhibits.	49

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2009 and December 31, 2008

(unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$17,746	$22,586
Receivables:
Trade, less allowance for doubtful accounts of $1,037 and $1,660 in 2009 and 2008, respectively	44,900	17,404
Inventories	31,422	33,664
Deferred income taxes—current	3,290	2,579
Prepaid expenses and other	2,865	5,078
Total current assets	100,223	81,311
Property and equipment—net	90,225	93,451
Goodwill	245,365	260,004
Intangible assets —net	95,403	96,610
Deferred financing costs—net	6,716	7,345
Other assets	182	184
Total assets	$538,114	$538,905

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$23,903	$11,981
Current portion of capital lease	1,471	1,940
Current portion of long-term debt obligations	5,250	5,250
Accrued interest	6,853	14,413
Accrued rebates	4,003	3,553
Accrued expenses	11,197	8,674
Total current liabilities	52,677	45,811
Deferred income taxes	34,579	34,640
Capital lease obligation—less current portion	5,052	5,053
Long-term debt—less current portion	302,076	302,010
Accrued warranty	3,806	3,853
Other liabilities	599	612
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at March 31,
2009 and December 31, 2008	—	—
Additional paid-in capital	212,020	211,941
Accumulated deficit	(59,643)	(52,593)
Note receivable – CPG Holdings	(7,389)	(7,349)
Accumulated other comprehensive loss	(5,663)	(5,073)
Total shareholder’s equity	139,325	146,926
Total liabilities and shareholder’s equity	$538,114	$538,905

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
		(as restated
		See Note 13)
Net sales	$81,415	$94,173
Cost of sales	(53,443)	(69,310)
Gross margin	27,972	24,863
Selling, general and administrative expenses	(12,819)	(12,363)
Impairment of goodwill	(14,408)	—
Operating income	745	12,500

Other income (expenses):
Interest expense	(8,199)	(9,258)
Interest income	20	79
Foreign currency loss	(27)	—
Miscellaneous – net	15	(15)
Total other expenses-net	(8,191)	(9,194)

(Loss) income before income taxes	(7,446)	3,306
Income tax benefit (expense)	396	(1,285)
Net (loss) income	$(7,050)	$2,021

See notes to unaudited condensed consolidated financial statements.

.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
		(as restated
		See Note 13)
Cash flow from operating activities:
Net (loss) income	$(7,050)	$2,021
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	5,328	4,853
Non-cash interest charges	760	976
Deferred income tax (benefit) provision	(723)	1,470
Share based compensation	31	29
Impairment charge	14,408	—
Unrealized loss on foreign currency exchange	27	—
Other	—	(21)
Bad debt provision	140	257
Changes in certain assets and liabilities:
Trade receivables	(27,642)	(14,991)
Inventories	2,242	9,547
Prepaid expenses and other current assets	2,209	5,085
Accounts payable – primarily trade	11,197	1,995
Accrued expenses and interest	(4,550)	(6,017)
Other liabilities and assets	(53)	789
Net cash (used in) provided by operating activities	(3,676)	5,993
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	—	(31,026)
Purchases of property and equipment	(559)	(1,502)
Proceeds from disposal of property and equipment	—	1,887
Net cash used in investing activities	(559)	(30,641)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	24,313
Proceeds under revolving credit facility	—	15,779
Payment on long-term obligation	(535)	(476)
Payment of financing fees	—	(534)
Net cash (used in) provided by financing activities	(535)	39,082
Impact of foreign currency on cash and cash equivalents	(70)	1
Net (decrease) increase in cash and cash equivalents	(4,840)	14,435
Cash and cash equivalents – Beginning of period	22,586	9,608
Cash and cash equivalents – End of period	$17,746	$24,043
Supplemental disclosures:
Cash paid for interest	$14,999	$16,578
Federal, state and local taxes paid (refunded )	$(20)	$1,054
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$728	$213
Capital lease for equipment	$—	$1,939

See notes to condensed consolidated financial statements.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Beginning balance	$1,660	$1,243
Increase for anticipated bad debts	140	257
Decrease for accounts written off	(763)	(24)
Ending balance	$1,037	$1,476

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products, a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for AZEK Premier colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK Trim products are guaranteed against manufacturing defects that

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck warranty guarantees against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. The Company further considers that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at March 31, 2009 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company currently classifies the warranty reserve as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Beginning balance	$3,853	$3,107
Additions (1)	38	227
Warranty settlements incurred	(85)	(6)
Ending balance	$3,806	$3,328

____________________

(1)	Approximately $227,000 added as an initial reserve related to the Composatron Acquisition in the first quarter of 2008 (See Note 3).

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company has reviewed its debt and has given consideration to their characteristics and covenants in formulating an opinion on fair value and believes that the carrying values approximates fair value. All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

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

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder. The Company’s comprehensive income (loss) consists of accumulated foreign currency translation adjustments.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Foreign Currency Translation

The translation of the financial statements of the Company’s Canadian subsidiary whose functional currency is other than U.S. Dollar (“USD”) into USD is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholder’s equity separately as accumulated other comprehensive income (loss).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2005 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. The Company has been notified by a state that one of its subsidiaries will be undergoing a tax examination which is scheduled to begin in the first half of 2009. A subsidiary files federal and provincial income tax returns in Canada. The Canada subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the deferred provisions associated with Financial Statement Position (“FSP”) 157-2. The adoption of SFAS 157 and FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position SFP FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFP FAS 142-3”), effective for fiscal years beginning after December 15, 2008. SFP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. In addition, SFAS 141(R) requires entities to recognize changes in unrecognized tax benefits acquired in a business combination in income tax expense rather than in goodwill. FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

In April 2009, the FASB issued SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. SFAS 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R)-1 will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

In April 2009, the FASB issued Staff Position SFP FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“SFP FAS 107-1 and APB 28-1”). SFP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. SFP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of SFP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$61,508	$19,907	$—	$—	$81,415
Cost of sales	(40,373)	(13,070)	—	—	(53,443)
Gross margin	21,135	6,837	—	—	27,972
Selling, general and administrative expenses	(6,653)	(2,648)	(3,518)	—	(12,819)
Impairment of goodwill	(19,073)	4,665	—	—	(14,408)
Segment operating income (loss)	$(4,591)	$8,854	$(3,518)	$—	$745

Segmented financial data:
Interest expense	$(4,572)	$(3,190)	$(437)	$—	$(8,199)
Interest income	$19	$9	$(8)	$—	$20
Depreciation and amortization classified as:
Cost of sales	$3,149	$788	$—	$—	$3,937
Selling, general and administrative expense	780	314	297	—	1,391
Total depreciation and amortization	$3,929	$1,102	$297	$—	$5,328
Total capital expenditures(1)	$647	$580	$60	$—	$1,287

______

(1)	Includes capital expenditures in accounts payable

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$71,301	$22,872	$—	$—	$94,173
Cost of sales	(51,784)	(17,526)	—	—	(69,310)
Gross margin	19,517	5,346	—	—	24,863
Selling, general and administrative expenses(2)	(6,606)	(2,890)	(2,867)	—	(12,363)
Segment operating income (loss)	$12,911	$2,456	$(2,867)	$—	$12,500

Segmented financial data:
Interest expense	$(4,950)	$(4,182)	$(126)	$—	$(9,258)
Interest income	$48	$27	$4	$—	$79
Depreciation and amortization classified as:
Cost of sales	$2,675	$821	$—	$—	$3,496
Selling, general and administrative expense	767	319	271	—	1,357
Total depreciation and amortization	$3,442	$1,140	$271	$—	$4,853
Total capital expenditures(1)	$1,411	$218	$86	$—	$1,715

______

(1)	Includes capital expenditures in accounts payable.
(2)	Reflects restatement due to share-based compensation under FAS 123R of $29, of which $11 relates to AZEK Building Products, $1 relates to Scranton Products and $17 relates to Corporate. See Note 13.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Total assets:
AZEK Building Products	$376,878	$369,508
Scranton Products	152,033	145,611
Corporate	9,203	23,786
Total consolidated assets	$538,114	$538,905

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	March 31, 2009		March 31, 2008
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	33%	44%	31%	44%
Distributor B	12	16	8	11
Distributor C	9	12	12	16
Total	54%	72%	51%	71%

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The Company’s geographic distribution of long-lived assets of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Long-lived assets:
United States	$82,388	$84,871
Canada	7,837	8,580
Total consolidated assets	$90,225	$93,451

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000 (the “Composatron Acquisition”). Since certain financial targets were met in 2008, that purchase price increased by approximately CAD $1,000,000 in cash (approximately USD $792,000 at March 31, 2009) to the former owners, included in accrued expenses at March 31, 2009. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company’s operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as Goodwill. A valuation study was performed on land, buildings and equipment acquired, as well as intangible assets such as patented technology, trademarks and customer relationships amortizable on an accelerated basis over the next fifteen, five and ten years respectively. The Company evaluated the fair market value of inventory as well as other liabilities such as accrued warranty costs, which impacted the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to Goodwill is not deductible for tax purposes.

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

The following pro forma consolidated financial information for the three months ended March 31, 2008 is presented as though the Composatron Acquisition occurred on January 1, 2008. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2008, due to the fair values assigned to Composatron’s assets and liabilities, the effect of depreciation and expected useful lives of the acquired assets, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

Pro Forma
Three Months
Ended
March 31,
(Dollars in thousands)	2008

Net sales	$102,068
Net income	$3,675

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

4.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$20,815	$18,381
Work in process	132	—
Finished goods	10,475	15,283
Total inventories	$31,422	$33,664

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Land and improvements	$1,701	$1,701
Buildings and improvements	22,783	21,007
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	99,133	97,722
Office furniture and equipment	6,249	5,768
Total property and equipment	139,960	136,292
Construction in progress	1,751	4,445
	141,711	140,737
Accumulated depreciation	(51,486)	(47,286)
Total property and equipment – net	$90,225	$93,451

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $4,262,000 and $3,816,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	March 31,	December 31,
(Dollars in thousands)	Years	2009	2008
Goodwill	—	$245,365	$260,004

Non-amortizable intangibles
Trademarks		67,400	67,400
Other intangibles		628	648
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,098)	(973)
Non-compete agreement- net		1,402	1,527

Customer relationships	10	26,037	26,063
Accumulated amortization customer relationships		(9,860)	(9,199)
Customer relationships-net		16,177	16,864

Proprietary knowledge	15	12,201	12,298
Accumulated amortization proprietary knowledge		(2,846)	(2,601)
Proprietary knowledge-net		9,355	9,697

Trade names	5	297	307
Accumulated amortization trade names		(113)	(110)
Trade names-net		184	197

Royalty license	7	307	317
Accumulated amortization royalty license		(50)	(40)
Royalty license-net		257	277
Total amortizable intangibles-net		27,375	28,562
Intangible assets – net		$95,403	$96,610

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At each reporting period, the assigned useful lives are considered for continued appropriateness, in accordance with SFAS No. 142.

The Company evaluates Goodwill annually at December 31. As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $14.0 million ($12.3 million, net of tax) and $22.0 million ($17.0

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

million, net of tax) of the estimate was allocated to the AZEK Building Products and Scranton Products business segments, respectively, for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009. An additional non-cash Goodwill impairment charge of $14.4 million is

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

required, which the Company recorded in its unaudited consolidated financial statements for the three months ended March 31, 2009. Approximately $19.1 million ($17.7 million, net of tax) and $(4.7) million ($(3.7) million, net of tax) of the additional impairment was allocated to the AZEK Building Products and Scranton Products business segments, respectively.

Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $1,068,000 and $1,037,000, respectively.

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2009:

(Dollars in thousands)
2009	$3,484
2010	4,504
2011	4,330
2012	3,722
2013	3,513
Thereafter	7,822
Total	$27,375

The following table summarizes the changes in the Company’s goodwill for the year ended December 31, 2008 through March 31, 2009:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Consolidated
Balance at December 31, 2008:
Goodwill	$203,684	$92,320	$296,004
Accumulated impairment losses(1)	(14,000)	(22,000)	(36,000)
Goodwill at December 31, 2008	189,684	70,320	260,004
Impairment of goodwill	(19,073)	4,665	(14,408)
Currency translation adjustment	(231)	–	(231)
Balance at March 31, 2009:
Goodwill	203,453	92,320	295,773
Accumulated impairment losses	(33,073)	(17,335)	(50,408)
Goodwill at March 31, 2009	$170,380	$74,985	$245,365

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Goodwill at December 31, 2007	$195,764	$92,320	$288,084
Purchase goodwill related to the Procell Acquisition	5	–	5
Preliminary purchase goodwill related
to the Composatron Acquisition	13,459	–	13,459
Currency translation adjustment	15	–	15
Goodwill at March 31, 2008	$209,243	$92,320	$301,563

__________________

(1) As estimated on a preliminary basis. See discussion above.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(6,959)	(6,330)
Total deferred financing costs, net	$6,716	$7,345

Amortization of deferred financing costs for the three months ended March 31, 2009 and 2008 was approximately $629,000 and $498,000, respectively. In addition, during the first quarter of 2008, the Company wrote off approximately $469,000 of net deferred financing costs attributable to the Company’s previous credit facility. Amortization of deferred financing costs, as well as the additional write-off, is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:
	March 31,	December 31,
(Dollars in thousands)	2009	2008
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (8.53% at
March 31, 2009 and 9.9% at December 31, 2008) (includes premium of
$77 at March 31, 2009 and $83 at December 31, 2008)	128,077	128,083
Revolving Credit Facility – (3.5% at March 31, 2009 and 4.3%-4.9% at
December 31, 2008)	5,000	5,000
Term Loan due 2011 –6.26% at March 31, 2009 (includes discount of $439 at March 31, 2009 and $573 at December 31, 2008)	24,249	24,177

Total	307,326	307,260
Less current portion	5,250	5,250
Long-term debt—less current portion	$302,076	$302,010

CPG International I Inc. (“CPG”) had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at March 31, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of March 31, 2009, the Company has scheduled long term debt payments (excluding interest) of $5,188,000 in 2009, $250,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

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

The Company is in compliance with the financial covenants imposed by the debt agreements as of March 31, 2009.

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Future minimum rental payments at March 31, 2009 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2009	$2,082	$1,491
2010	2,449	1,832
2011	1,906	1,528
2012	950	996
2013	559	748
Thereafter	6,234	1,517
Total	14,180	$8,112
Less amount representing interest	(7,657)
Present value of minimum capital lease payments	6,523
Less current installments of obligations under capital leases	(1,471)
Obligations under capital leases—excluding current installments	$5,052

Total rent expense for the three months ended March 31, 2009 and 2008 was approximately $436,000 and $446,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 are included in selling, general and administrative expenses for each of the three months ended March 31, 2009 and 2008. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition in 2008. These acquisition fees were accounted for as part of the purchase price of these transactions.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three months ended March 31, 2009 and 2008 were $128,000 and $127,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company in 2007. Total lease payments for the three months ended March 31, 2009 and 2008 were approximately $184,000 and $138,000, respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $6,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provides certain freight services to the Foley, Alabama facility on a regular basis. These services include shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $0 and $276,000 for the three months ended March 31, 2009 and 2008, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $2,000 for the three months ended March 31, 2009.

The Company has an agreement with its Chief Executive Officer, which provides the officer with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has long-term notes in the amount of $7,389,000 due from Holdings for the payment made on behalf of Holdings related to the repurchase of ownership units in Holdings. Included in the $7,389,000 is approximately $1,024,000 related to the repurchase of Class A limited partnership units and Class B-1 Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The receivable has been classified in shareholder’s equity.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes. (See Note 8.) The Company is the direct parent holding company of CPG and a guarantor of the Notes. In addition, all of the domestic subsidiaries of CPG, which are all 100% indirectly owned by the Company, guarantee the Notes. The guarantees are full, unconditional, joint and several. The Company acquired Composatron in February 2008. In connection with the acquisition of Composatron, AZEK Canada Inc., an indirect wholly owned subsidiary of the Company that is incorporated under the laws of the Province of Ontario (“AZEK Canada”) merged with and into Composatron on February 29, 2008, and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	March 31, 2009
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$17,560	$186	$—	$17,746
Net receivables	—	—	44,719	181	—	44,900
Inventory	—	—	31,405	17	—	31,422
Other current assets	—	—	5,997	158	—	6,155
Total current assets	—	—	99,681	542	—	100,223
Net property and equipment	—	—	82,388	7,837	—	90,225
Goodwill	—	—	237,914	7,451	—	245,365
Net intangible assets	—	—	90,977	4,426	—	95,403
Deferred financing costs	—	—	6,716	—	—	6,716
Other assets	—	—	120	62	—	182
Notes receivable - intercompany	—	—	17,753	—	(17,753)	—
Investment in subsidiary	139,325	139,325	8,893	—	(287,543)	—
Intercompany receivables	—	314,179	8,084	14,863	(337,126)	—
Total assets	$139,325	$453,504	$552,526	$35,181	$(642,422)	$538,114
Accounts payable	$—	$—	$23,821	$82	$—	$23,903
Accrued interest	—	6,853	—	—	—	6,853
Current portion-long term debt	—	5,250	—	—	—	5,250
Accrued expenses	—	—	14,130	1,070	—	15,200
Current portion of capital lease	—	—	1,471	—	—	1,471
Total current liabilities	—	12,103	39,422	1,152	—	52,677
Deferred income taxes	—	—	33,068	1,511	—	34,579
Long-term debt	—	302,076	—	—	—	302,076
Intercompany debt	—	—	314,179	17,753	(331,932)	—
Other non-current liabilities	—	—	9,457	—	—	9,457
Intercompany payable	—	—	14,863	8,084	(22,947)	—
Equity	139,325	139,325	141,537	6,681	(287,543)	139,325
Total liabilities and equity	$139,325	$453,504	$552,526	$35,181	$(642,422)	$538,114

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2008
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$21,362	$1,224	$—	$22,586
Net receivables	—	—	17,201	203	—	17,404
Inventory	—	—	33,646	18	—	33,664
Other current assets	—	—	7,458	199	—	7,657
Total current assets	—	—	79,667	1,644	—	81,311
Net property and equipment	—	—	84,871	8,580	—	93,451
Goodwill	—	—	252,322	7,682	—	260,004
Net intangible assets	—	—	91,984	4,626	—	96,610
Deferred financing costs	—	—	7,345	—	—	7,345
Other assets	—	—	120	64	—	184
Note receivable - intercompany	—	—	17,849	—	(17,849)	—
Investment in subsidiary	146,926	146,926	9,219	—	(303,071)	—
Intercompany receivables	—	321,673	7,956	13,586	(343,215)	—
Total assets	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905
Accounts payable	$—	$—	$11,886	$95	$—	$11,981
Accrued interest	—	14,413	—	—	—	14,413
Current portion-long term debt	—	5,250	—	—	—	5,250
Accrued expenses	—	—	10,909	1,318	—	12,227
Current portion of capital lease	—	—	1,940	—	—	1,940
Total current liabilities	—	19,663	24,735	1,413	—	45,811
Deferred income taxes	—	—	32,897	1,743	—	34,640
Long-term debt	—	302,010	—	—	—	302,010
Intercompany debt	—	—	321,673	17,849	(339,522)	—
Other non-current liabilities	—	—	9,518	—	—	9,518
Intercompany payable	—	—	13,586	7,956	(21,542)	—
Equity	146,926	146,926	148,924	7,221	(303,071)	146,926
Total liabilities and equity	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$79,774	$1,641	$—	$81,415
Cost of sales	—	—	(52,143)	(1,300)	—	(53,443)
Gross margin	—	—	27,631	341	—	27,972
Selling, general and administrative expenses	—	—	(12,557)	(262)	—	(12,819)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Operating (loss) income	—	—	666	79	—	745
Intercompany income	—	7,446	591	(591)	(7,446)	—
Interest expense, net of interest income	—	(7,446)	(8,179)	—	7,446	(8,179)
Miscellaneous, net	—	—	(23)	38	—	15
Foreign currency loss	—	—	(27)	—	—	(27)
Income tax benefit (expense)	—	—	249	147	—	396
Equity in net (loss) income from subsidiary	(7,050)	(7,050)	(327)	—	14,427	—
Net (loss) income	$(7,050)	$(7,050)	$(7,050)	$(327)	$14,427	$(7,050)

	Three Months Ended March 31, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$94,014	$159	$—	$94,173
Cost of sales	—	—	(69,114)	(196)	—	(69,310)
Gross margin	—	—	24,900	(37)	—	24,863
Selling, general and administrative expenses	—	—	(12,254)	(109)	—	(12,363)
Operating income	—	—	12,646	(146)	—	12,500
Intercompany income	—	8,555	—	—	(8,555)	—
Interest expense, net of interest income	—	(8,555)	(9,179)	—	8,555	(9,179)
Miscellaneous, net	—	—	(15)	—	—	(15)
Income tax benefit (expense)	—	—	(1,333)	48	—	(1,285)
Equity in net (loss) income from subsidiary	2,021	2,021	(98)	—	(3,944)	—
Net (loss) income	$2,021	$2,021	$2,021	$(98)	$(3,944)	$2,021

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(7,050)	$(7,050)	$(7,050)	$(327)	$14,427	$(7,050)
Depreciation and amortization	—	—	4,845	483	—	5,328
Deferred income tax (benefit) provision	—	—	(576)	(147)	—	(723)
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	31	—	—	31
Non-cash interest charges	—	—	760	—	—	760
Unrealized loss on foreign currency exchange	—	—	(426)	453	—	27
Bad debt provision	—	—	140	—	—	140
Equity in net (income) loss from subsidiary	7,050	7,050	327	—	(14,427)	—
Trade receivables	—	—	(27,659)	17	—	(27,642)
Inventories	—	—	2,242	—	—	2,242
Accounts payable	—	—	11,206	(9)	—	11,197
Accrued expenses and interest	—	—	(4,340)	(210)		(4,550)
Prepaid expenses and other current assets	—	—	2,209	—	—	2,209
Other changes in working capital	—	—	(53)	—	—	(53)
Net cash provided by (used in) operating activities	—	—	(3,936)	260	—	(3,676)
Purchases of property and equipment	—	—	(626)	67	—	(559)
Net cash (used in) provided by investing activities	—	—	(626)	67	—	(559)
Intercompany payable/receivable	—	—	1,264	(1,264)	—	—
Other cash used in financing activities	—	—	(535)	—	—	(535)
Net cash provided by financing activities	—	—	729	(1,264)	—	(535)
Cash impact of currency translation adjustment	—	—	—	(70)	—	(70)
Net increase (decrease) in cash and cash equivalents	—	—	(3,833)	(1,007)	—	(4,840)
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$17,560	$186	$—	$17,746

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2008
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$2,021	$2,021	$2,021	$(98)	$(3,944)	$2,021
Depreciation and amortization	—	—	4,729	124	—	4,853
Deferred income tax provision	—	—	1,075	395	—	1,470
Share based compensation	—	—	29	—	—	29
Other non-cash expenses	—	—	955	—	—	955
Bad debt provision	—	—	257	—	—	257
Equity in net (income) loss from subsidiary	(2,021)	(2,021)	98	—	3,944	—
Trade receivables	—	—	(14,830)	(161)	—	(14,991)
Inventories	—	—	10,891	(1,344)	—	9,547
Accounts payable	—	—	2,032	(37)	—	1,995
Other changes in working capital	—	—	(373)	230	—	(143)
Net cash provided by (used in) operating activities	—	—	6,884	(891)	—	5,993
Composatron Acquisition, net of cash	—	—	(31,492)	466	—	(31,026)
Purchases of property and equipment	—	—	(1,498)	(4)	—	(1,502)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(31,103)	462	—	(30,641)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Proceeds from revolving credit facility	—	—	15,779	—	—	15,779
Other cash used in financing activities	—	—	(1,010)	—	—	(1,010)
Net cash provided by financing activities	—	—	39,082	—	—	39,082
Cash impact of currency translation adjustment	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	14,863	(428)	—	14,435
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$24,471	$(428)	$—	$24,043

13.	FINANCIAL STATEMENT RESTATEMENT

In May 2005, the Company’s parent company, CPG International Holdings LP (“Holdings”) established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity interests in Holdings are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of Class B Units in Holdings held by the purchaser when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. In the event that the purchaser’s employment is terminated for cause,

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Holdings may repurchase the Class B Units at cost. In the past the fair value determination was made by Holdings based on an internal valuation study updated semi-annually. Historically, the Company had concluded that the nature of the Class B Unit equity program was not to reward management for past or present performance and therefore did not constitute share based compensation for the Company or any of its subsidiaries.

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2008, the Company reassessed the application of SFAS 123R, “Share-Based Payment” (““SFAS 123R”) to its Class B Unit equity program and management concluded that the Class B Unit equity program represents a compensatory plan under the provisions of SFAS 123R. In connection with this reassessment, the Company reviewed each issuance of Class B Units since the inception of the program in 2005. The Company conducted a detailed valuation with respect to each issuance of Class B Units. This valuation was then discussed with the Audit Committee. Compensation cost represents the excess of fair value over the purchase price paid by the employee for their Class B Units. The Company has restated its financial statements to recognize share-based compensation expense, as applicable, with respect to these unit awards over the course of their vesting period. Accordingly, the accompanying condensed consolidated financial statements for the three months ended March 31, 2008 have been restated to recognize share-based compensation expense.

The following is a summary of the effects of the restatement on (i) the Company’s condensed consolidated statement of operations for the three months ended March 31, 2008 and (ii) the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2008.

Three Months Ended March 31, 2008
	As
(in thousands)	Previously		As
Condensed Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	$(12,334)	$(29)	$(12,363)
Operating income	$12,529	$(29)	$12,500
Income before income taxes	$3,335	$(29)	$3,306
Net income	$2,050	$(29)	$2,021

Three Months Ended March 31, 2008
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Cash Flows
Net income	$2,050	$(29)	$2,021
Share-based compensation	$—	$(29)	$(29)

14. Share Based Compensation

The Company’s parent company, Holdings, established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity units in Holdings are intended to allow each employee participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the participants when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. The Class B Unit equity program contained two types of units, referred to as B-1 and B-2 Units. Class B-1 Unit holders had a higher liquidation preference in the event that the current owners exit the business. Effective March 5, 2009, the B-1 and B-2 units were modified into the same “B” unit. This new B unit has the characteristics of the original B-1 Unit. This modification did not have a material impact on the Company’s results of operations.

A summary of all vested and non-vested Class B Unit activity under the equity program as of March 31, 2009 and 2008, and changes during the three months then ended are presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands)	B	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	—	—
Repurchased at fair market value	—	—
Forfeited	—	—
Outstanding at March 31, 2009	11,353	$10	$ 184

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands)	B	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	210	10
Forfeited	(112)	10
Outstanding at March 31, 2008	9,257	$10	$ 515

A summary of the B Unit Plan’s non-vested B units as of March 31, 2009 and 2008, and changes during the three months ended March 31, 2009 and 2008 are presented below:

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$ 49.82
Granted/Issued	—	—
Vested	(559)	$ 59.11
Forfeited	—	—
Non-vested at March 31, 2009	4,109	$ 46.63

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	2,419	$109.75
Granted/Issued	210	$ 35.14
Vested	(365)	$103.20
Forfeited	(112)	$126.75
Non-vested at March 31, 2008	2,151	$102.70

Total fair value of the shares vested during the three months ended March 31, 2009 and 2008 was approximately $41,000 and $38,000, respectively.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation recognized in the three months ended March 31, 2009 and 2008 was $31,000 and $29,000. The remaining unrecognized compensation costs related to non-vested B-1 and B-2 units at March 31, 2009 and 2008 was approximately $142,000 and $271,000, respectively, and the weighted-average period of time over which these costs will be recognized is 2.0 years and 2.7 years, respectively.

15. Subsequent Event

On April 15, 2009, the Company entered into a Separation Agreement and Release with a senior officer, pursuant to which the senior officer’s employment as President of AZEK shall cease on May 15, 2009. Pursuant to the agreement, the Company shall continue to pay the senior officer’s base salary for 12 months following May 15, 2009, subject to the senior officer’s compliance with his Noncompetition Agreement and the release contained in the agreement becoming irrevocable. Additionally, Holdings will purchase 1,000 Class B Units of Holdings from the senior officer for an aggregate purchase price of $14,921, and will purchase 293.81 Class A Units of Holdings from the senior officer for an aggregate purchase price of $403,842, with such payments to be made on the thirtieth day following the date of the agreement, provided the release has become irrevocable by such date. Following May 15, 2009, the senior officer will continue to hold 350 Class B Units of Holdings (subject to an optional right of redemption by Holdings if the senior officer breaches the covenants set forth in the Noncompetition Agreement) and 437.19 Class A Units of Holdings. The agreement also amended the restrictions contained in the senior officer’s Noncompetition Agreement with respect to competition and solicitation, and provides that such restrictions shall terminate on May 15, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million (“Composatron Acquisition”). Composatron is included in the AZEK Building Products operating segment. For further discussion, see—”Acquisitions” below.

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

Over the nine years since their introduction, our AZEK Building Products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In the first three months of 2009 and for 2008, 2007 and 2006 full year results, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of March 31, 2009, our distributors were selling our products to approximately 2,100 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts. Over the course of 2008 and through the first three months of 2009, we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding, railing and decking products, as well as through the introduction of additional product lines.

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

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP. Throughout the Company’s history, resin prices have been subject to cyclical price fluctuations. Over the past several years, the fluctuations have been significant due to supply issues with natural disasters and economic conditions. In the past, we have been able to partially offset the impact of significantly higher resin costs through increased sales volumes, improved productivity and selling price increases in our product lines. With respect to our basic non-fabricated products, we have been moderately successful in passing through resin cost increases to our customers. In addition, we have developed significant scale in purchasing resin, which we believe places us in a better cost position relative to many of our competitors.

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In the first three months of 2009, approximately 25% of our products were sold for new construction, 45% were for remodeling, and 20% were in the commercial building sector, with the remaining 10% sold to various industrial end markets. Over 98% of our sales in the first three months of 2009 and 2008 were in the United States.

We experienced economic factors that significantly impacted our growth in 2008 and the first quarter of 2009, and we expect these conditions to continue throughout 2009. Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets are currently experiencing severe volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example, these factors combined to negatively affect our AZEK Building Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our products. Overall, we expect to see a continued challenging environment across all of our business segments.

ACQUISITIONS

On February 29, 2008, we completed the acquisition of 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million, plus transaction costs. Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1.0 million in cash (approximately USD $792,000 at March 31, 2009). Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The products are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products including a railing system that matches the AZEK Deck color palette. We believe the acquisition of Composatron was ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

RECENT DEVELOPMENTS

On April 15, 2009, we entered into a Separation Agreement and Release with Mr. Bruno, pursuant to which Mr. Bruno’s employment as President of AZEK shall cease on May 15, 2009. Pursuant to the agreement, the Company shall continue to pay Mr. Bruno his base salary for 12 months following May 15, 2009, subject to Mr. Bruno’s compliance with his Noncompetition Agreement and the release contained in the agreement becoming irrevocable. Additionally, Holdings will purchase 1,000 Class B Units of Holdings from Mr. Bruno for an aggregate purchase price of $14,921, and will purchase 293.81 Class A Units of Holdings from Mr. Bruno for an aggregate purchase price of $403,842, with such payments to be made on the thirtieth day following the date of the agreement, provided the release has become irrevocable by such date. Following May 15, 2009, Mr. Bruno will continue to hold 350 Class B Units of Holdings (subject to an optional right of redemption by Holdings if Mr. Bruno breaches the covenants set forth in the Noncompetition Agreement) and 437.19 Class A Units of Holdings. The agreement also amended the restrictions contained in Mr. Bruno’s Noncompetition Agreement with respect to competition and solicitation, and provides that such restrictions shall terminate on May 15, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Our consolidated financial statements include the accounts of CPG International Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between March 31, 2009 and December 31, 2008 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products and a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Canada products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Canada warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. We further consider that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at March 31, 2009 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

The Company accounts for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit could be lower than its carrying amount. Testing of Goodwill to identify potential impairment and calculating the amount of impairment, if any, is performed using a two step process. The first step, which involves estimating the fair value of each reporting unit, is performed by comparing the fair value of the reporting unit to the unit’s carrying values, including the Goodwill allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the Goodwill impairment test shall be performed to measure the amount of impairment loss, if any. Under step two, the implied fair value of Goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared to the carrying value of Goodwill. The excess of the carrying value of Goodwill over the implied fair value of Goodwill represents the amount impaired.

The Company evaluates Goodwill annually at December 31. The significant estimates and assumptions used by management in assessing the reporting units’ fair value and the recoverability of Goodwill is based on estimated discounted future cash flows of that unit. The Company’s approach is based on a reporting unit’s projection of operating results and cash flows that are discounted using its weighted average cost of capital. The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions under this method included a discount rate of approximately 11%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from -10% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years. The Company further assumes a terminal growth rate after five years of approximately 4% to 5%, based upon the estimated growth of individual products and their projected growth cycles.

The estimates of future cash flows, based on projections, require management’s judgment. Management bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. In addition, management uses certain indicators to evaluate whether the carrying value of Goodwill may not be recoverable, including current-period operating cash flow declines or any significant adverse change in the business climate that could affect the value of an entity.

As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $14.0 million ($12.3 million, net of tax) and $22.0 million ($17.0 million, net of tax) of the estimate was allocated to the AZEK Building Products and Scranton Products business segments, respectively, for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009. An additional non-cash Goodwill impairment charge of $14.4 million is required, which the Company recorded in its unaudited consolidated financial statements for the three months ended March 31, 2009. Approximately $19.1 million ($17.7 million, net of tax) and $(4.7) million ($(3.7) million, net of tax) of the additional impairment was allocated to the AZEK Building Products and Scranton Products business segments, respectively.

The additional impairment was not a result of further deterioration in the business, but the completion of the analysis required under SFAS No. 142. The Company’s first quarter results were in line with its projections used in the development of our step 1 estimate. We will continue to evaluate Goodwill annually or if events or circumstances indicate that an impairment loss may have been incurred.

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

The Company amortizes the following intangible assets: customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). Certain of the Company’s amortization of intangible assets is performed on an accelerated basis over the useful lives. See Note 6 to our unaudited consolidated financial statements for more detail regarding Goodwill and intangible assets.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
Net sales	$81,415	$94,173
Cost of sales	(53,443)	(69,310)
Gross margin	27,972	24,863
Selling, general and administrative expenses	(12,819)	(12,363)
Impairment of goodwill	(14,408)	—
Operating income	745	12,500
Interest expense, net	(8,179)	(9,179)
Miscellaneous, net	15	(15)
Foreign currency loss	(27)	—
(Loss) income before income taxes	(7,446)	3,306
Income tax benefit (expense)	396	(1,285)
Net (loss) income	$(7,050)	$2,021

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(65.6)	(73.6)
Gross margin	34.4	26.4
Selling, general and administrative expenses	(15.7)	(13.1)
Impairment of goodwill	(17.7)	—
Operating (loss) income	0.9	13.3
Interest expense, net	(10.0)	(9.7)
Miscellaneous—net	0.1	—
Foreign currency loss	(0.1)	—
(Loss) income before income taxes	(9.1)	3.5
Income tax benefit (expense)	0.5	(1.4)
Net (loss) income	(8.7)%	2.1%

Net Sales. Net sales were $81.4 million for the three months ended March 31, 2009, a decrease of $12.8 million, or 13.5%, compared to $94.2 for the same period of 2008. AZEK Building Products net sales decreased 13.7% from March 31, 2009 compared to March 31, 2008, and Scranton Products net sales decreased 13.0% from March 31, 2009 compared to March 31, 2008. Overall, we sold 58.2 million pounds of product during the three months ended March 31, 2009, which was an 18.5% decrease from the amount sold during the three months ended March 31, 2008. Volume growth in AZEK Deck and the acquisition of Composatron were more than offset by volume declines in our residential and industrial businesses due to the continued severe slowdown of the broader economy. Average selling price per pound across the Company for the three months ended March 31, 2009 increased to $1.40 from $1.32 for the same period of 2008 due to changes in product mix as well as increased selling prices.

Cost of Sales. Cost of sales decreased by $15.9 million, or 22.9%, to $53.4 million for the three months ended March 31, 2009 from $69.3 million for the same period in 2008. The decrease was primarily attributable to the decline in volume and lower average resin costs for the three months ended March 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $3.1 million, or 12.5%, to $28.0 million for the three months ended March 31, 2009 from $24.9 million for the same period of 2008. Gross margin as a percent of net sales increased to 34.4% for the three months ended March 31, 2009 from 26.4% for the same period in 2008. This increase was mainly attributable to the decrease in resin costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million, or 3.7%, to $12.8 million, or 15.7% of net sales for the three months ended March 31, 2009 from $12.4 million, or 13.1% of net sales for the same period in 2008. The increase in selling, general and administrative was primarily attributable to a $0.6 million increase in corporate costs primarily related to public company requirements, $0.3 million related to a new marketing program for 2009 and $0.3 million related to Composatron. These items were partially offset by the timing of marketing expenses of $0.3 million.

Impairment of Goodwill. Impairment of goodwill was $14.4 million, or 17.7% of net sales for the three months ended March 31, 2009, resulting from the finalization of our step 2 impairment analysis under SFAS No. 142.

Interest Expense, net. Interest expense, net, decreased by $1.0 million, or 10.9%, to $8.2 million for the three months ended March 31, 2009 from $9.2 million for the same period in 2008. Interest expense declined due to lower variable interest rates in 2009 from 2008, and the write-off of approximately $469,000 of deferred financing costs attributable to the Company’s previous credit facility that were included in interest expense for the three months ended March 31, 2008.

Income Taxes. Income taxes decreased by $1.7 million or 130.8% to a benefit of $0.4 million for the three months ended March 31, 2009 from an expense of $1.3 million for the same period in 2008. Income tax benefit for the three months ended March 31, 2009 consists of tax expense attributable to ordinary income ($0.7 million), and discrete tax adjustments ($1.1 million benefit). The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with amortization of goodwill, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. The discrete benefits include the net benefit ($0.5 million) associated with the impairment adjustment recorded for the three months ended March 31, 2009.

Net Loss/Income. Net income decreased by $9.1 million, to a net loss of $7.1 million for the three months ended March 31, 2009 from net income of $2.0 million for the comparable period in 2008 as a result of reasons described above, most notably from the impairment of goodwill.

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

AZEK Building Products – Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
Net sales	$61,508	$71,301
Cost of sales	(40,373)	(51,784)
Gross margin	21,135	19,517
Selling, general and administrative expenses	(6,653)	(6,606)
Impairment of goodwill	(19,073)	—
Segment operating income	$(4,591)	$12,911

Net Sales. Net sales decreased by $9.8 million or 13.7%, to $61.5 million for the three months ended March 31, 2009 from $71.3 million for the same period in 2008. Average selling price per pound for the three months ended March 31, 2009 was $1.26 as compared to $1.18 for the same period of 2008 primarily due to changes in product mix. We sold 48.6 million pounds of product during the three months ended March 31, 2009, which was a 19.3% decrease from the 60.3 million pounds sold during the comparable period in 2008, largely driven by lower purchases associated with the winter buy program. Housing starts were down 50.3% year over year, and continue to have a negative impact on the residential market, while the continued severe slowdown in the broader economy has impacted our industrial business.

Cost of Sales. Cost of sales decreased by $11.4 million, or 22.0%, to $40.4 million for the three months ended March 31, 2009 from $51.8 million for the same period of 2008. The decrease was primarily attributable to lower volumes and a decrease in average resin costs for the three months ended March 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $1.6 million, or 8.3% to $21.1 million for the three months ended March 31, 2009 from $19.5 million for the same period in 2008. Gross margin as a percent of net sales was 34.4% for the three months ended March 31, 2009 compared to 27.4% for the same period in 2008. This increase was primarily attributable to decreased resin costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 0.7% to $6.7 million, or 10.8% of net sales for the three months ended March 31, 2009 from $6.6 million, or 9.3% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $0.3 million related to a new marketing program for 2009 and $0.3 million related to Composatron. These items were partially offset by the timing of marketing expenses of $0.3 million.

Impairment of Goodwill. Impairment of goodwill was $19.1 million, or 31.0% of net sales, for the three months ended March 31, 2009 resulting from the finalization of our step 2 impairment analysis under SFAS No. 142.

Operating Income. Operating income decreased by $17.5 million, or 135.6% to a loss of $4.6 million for the three months ended March 31, 2009 from income of $12.9 million from the comparable period in 2008 primarily due to the impairment of goodwill.

Scranton Products – Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
Net sales	$19,907	$22,872
Cost of sales	(13,070)	(17,526)
Gross margin	6,837	5,346
Selling, general and administrative expenses	(2,648)	(2,890)
Impairment of goodwill	4,665	—
Segment operating income	$8,854	$2,456

Net Sales. Net sales decreased by $3.0 million or 13.0% to $19.9 million for the three months ended March 31, 2009from $22.9 million for the same period in 2008. Overall, we sold 9.5 million pounds of product in the three months ended March 31, 2009, which is a decrease of 13.9% from the 11.1 million pounds sold during the comparable period in 2008. In the industrial market, we expect to see continued negative impact on sales volumes due to the economic slowdown. Average selling price per pound for the three months ended March 31, 2009 was $2.09 compared to $2.06 for the same period of 2008.

Cost of Sales. Cost of sales decreased by $4.4 million, or 25.4%, to $13.1 million for the three months ended March 31, 2009 from $17.5 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes and average resin costs for the three months ended March 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $1.5 million, or 27.9% to $6.8 million for the three months ended March 31, 2009 from $5.3 million for the same period in 2008. Gross margin as a percent of net sales increased to 34.3% for the three months ended March 31, 2009 from 23.4% for the same period in 2008. This increase was primarily attributable to lower resin costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 8.4% to $2.6 million, or 13.3% of net sales for the three months ended March 31, 2009 from $2.9 million, or 12.6% of net sales for the same period in 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in commission expense due to lower sales volumes.

Impairment of Goodwill. The reversal of the impairment of goodwill was $4.7 million, or 23.4% of net sales for the three months ended March 31, 2009 resulting from the finalization of our step 2 impairment analysis under SFAS No. 142.

Operating Income. Operating income increased by $6.4 million, or 260.5%, to $8.9 million for the three months ended March 31, 2009 from $2.5 million for the comparable period in 2008 due to reversal of impairment of goodwill.

Corporate Costs– The Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,518)	(2,867)
Segment operating income	$(3,518)	$(2,867)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.6 million, or 22.7%, to $3.5 million for the three months ended March 31, 2009 from $2.9 million for the three months ended March 31, 2008. The increase in general and administrative expenses was primarily attributable to approximately $0.6 million of increased professional fees, such as accounting, registration fees and legal costs.

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

Net cash (used in) provided by operating activities was ($3.7) million and $6.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash used in operating activities in the 2009 period was due to an increase in trade accounts receivable due to the winter buy program and, partially offset by continued accounts payable management. The key indicators that we use to monitor our cash flow are accounts receivable days and inventory turnover days. Accounts receivable days of 56 at March 31, 2009 compared to 45 days at March 31, 2008. Our inventory turnover days were 53 at March 31, 2009 compared to 58 days at March 31, 2008.

Net cash used in investing activities was $0.6 million and $30.6 million for the three months ended March 31, 2009 and 2008, respectively. In the 2008 period, cash used in investing activities of $31.0 million related to the Composatron Acquisition which closed on February 29, 2008. The remaining cash used in investing activities related to $1.5 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. We estimate that capital expenditures for 2009 will be $8.0 million to $13.0 million.

Net cash (used in) provided by financing activities was ($0.5) million and $39.1 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, we paid $0.5 million in long-term obligations. On February 29, 2008, we received proceeds of $24.3 million from borrowings under the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We also borrowed $15.0 million under the Revolving Credit Facility (defined below) during the first quarter of 2008.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at March 31, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

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

Prior Senior Secured Revolving Credit Facility

CPG’s prior senior secured revolving credit facility provided availability of up to $40.0 million. However, the amount of borrowing capacity available was limited to an amount equal to the sum of (a) 85% of our accounts receivable and (b) 60% of our inventory. The borrowings under the senior secured revolving credit facility were available until its maturity in 2011 to fund our ongoing working capital requirements, capital expenditures and other general corporate needs. Indebtedness under the senior secured revolving credit facility was secured by substantially all of CPG’s present and future assets. In addition, the senior secured credit facility was guaranteed by us and all of CPG’s domestic subsidiaries, including Scranton Products Inc. and AZEK Building Products Inc.

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

The Term Loan Agreement contains negative covenants that, subject to certain exceptions and limitations, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase subordinated indebtedness. The covenants under the Term Loan Agreement also include a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0. See “—Covenant Ratios in Indenture and Credit Agreements” below.

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

Covenant Ratios in Indenture and Credit Agreements. Our new Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (defined as Term Loan, Revolving Credit Facility, letter of credit and capital leases) on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our new Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At March 31, 2009, the Company had an available borrowing base of $37.2 million.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Twelve Months
			Ended
			March 31,
(	Dollars in thousands)	Covenant Amount	2009
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.76x
	Senior secured indebtedness		$37,201
	Adjusted EBITDA		$49,245

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended March 31, 2009:

		Add:	Less:
		Three	Three
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	March 31,	March 31,	March 31,
	2008	2009	2008	2009
Net (loss) income (a)	$(48,354)	$(7,050)	$2,021	$(57,425)
Interest expense, net (a)	34,905	8,179	9,179	33,905
Income tax (benefit) expense	(7,095)	(396)	1,285	(8,776)
Depreciation and amortization	21,491	5,328	4,853	21,966
EBITDA	947	6,061	17,338	(10,330)
Impairment of goodwill and other intangibles	40,000	14,408	—	54,408
SFAS 141 inventory adjustment	1,505	—	—	1,505
Relocation and hiring costs	802	44	100	746
Management fee and expenses (d)	1,855	399	551	1,703
Severance costs(c)	171	25	71	125
Settlement charges (b)	26	—	26	—
Non-cash compensation charge	118	31	29	120
Procell non-recurring charges (e)	606	—	—	606
Registration expenses related to Notes (f)	309	53	—	362
Adjusted EBITDA	$46,339	$21,021	$18,115	$49,245

_____________

(a) Net loss and interest expense each includes the amortization of approximately $0.6 million of deferred financing costs classified as interest expense for the three months ended March 31, 2009.

(b)	Represents the $26 thousand settlement related to the closing costs of the sale of the Winfield Avenue facility.
(c)	Represents severance costs attributable to individuals whose positions had not been replaced.

(d)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(e)	Represents charges related to integration costs from the Procell Acquisition, which we acquired on January 31, 2007.

(f)        Represents charges related to our registration statement for the Notes.

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

Long-term Liquidity. At March 31, 2009, we had the availability of approximately $37,243,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets are currently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2009. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond March 31, 2009 for certain of these liabilities.

Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years

Long term debt	$302,688	$250	$24,438	$278,000	$—
Interest on Notes and Term Loan	98,420	14,487	54,852	29,081	—
Revolving Credit Facility	5,000	5,000	—	—	—
Interest on Revolving Credit Facility	175	175	—	—	—
Raw materials in transit	989	989	—	—	—
Composatron earnout (a)	792	792	—	—	—
Capital lease obligations	14,180	2,082	4,355	1,509	6,234
Operating lease obligations	8,112	1,491	3,360	1,744	1,517
Separation payout	669	575	94	—	—
Total (b)(c)	$431,025	$25,841	$87,099	$310,334	$7,751

(a)	Since certain financial targets were met in 2008, the purchase price for the Composatron Acquisition increased by USD $792,000 at March 31, 2009.
(b)

The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 8.53% related to our Floating Rate Notes, 6.26% related to our Term Loan and 3.5% related to our Revolving Credit Facility.

(c)	As of April 23, 2009, our Revolving Credit Facility had a balance of $5.0 million outstanding and a letter of credit of $1.4 million held against it.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the deferred provisions associated with Financial Statement Position (“FSP”) 157-2. The adoption of SFAS 157 and FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position SFP FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFP FAS 142-3”), effective for fiscal years beginning after December 15, 2008. SFP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. FAS 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. In addition, SFAS 141(R) requires entities to recognize changes in unrecognized tax benefits acquired in a business combination in income tax expense rather than in goodwill. FAS 141R will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

In April 2009, the FASB issued SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. SFAS 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R)-1 will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009.

In April 2009, the FASB issued Staff Position SFP FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“SFP FAS 107-1 and APB 28-1”). SFP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. SFP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of SFP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Raw Material; Commodity Price Risk

We rely upon the supply of certain raw materials and commodities in our production processes; however, we do not typically enter into fixed price contracts with our suppliers. The primary raw materials we use in the manufacturing of our products are various dry petrochemical resins, primarily PVC, HDPE and PP. The exposures associated with these costs are primarily managed through terms of the sales and by maintaining relationships with multiple vendors. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months and we have not entered into hedges with respect to our raw material costs.

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

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009 the disclosure controls and procedures were not effective because a material weakness in our internal control over financial reporting that was identified during the quarter ended December 31, 2008 has not yet been fully remediated.

We determined that we had a material weakness in our internal control over financial reporting during the quarter ended December 31, 2008 because we failed to maintain effective controls over the accounting for income taxes. This material weakness resulted in differences in the Company’s income tax accounts, and resulted in more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements would not be prevented or detected. The misstatements in the income tax accounts were corrected prior to the issuance of the Company’s financial statements included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with GAAP. The Company will also institute a training program, which will include attendance at various seminars on accounting for income taxes conducted by recognized tax experts. As of the quarter ended March 31, 2009, this material weakness has not been fully remediated.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

              From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

             For the three months ended March 31, 2009, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Employment Agreement, dated as of March 26, 2009, by and among CPG International
Holdings LP, CPG International Inc., CPG International I. Inc., AZEK Products Inc. and
Scranton Products Inc. and Donald C. Wharton (filed as Exhibit 10.13 to the Annual Report on
Form 10-K filed on March 31, 2009 (the “December 31, 2008 Form 10-K” and incorporated herein by reference)
10.2	Employment Agreement, dated as of March 26, 2009, by and among CPG International
Holdings LP, CPG International Inc., CPG International I. Inc., AZEK Products Inc. and
Scranton Products Inc. and Jason Grommon (filed as Exhibit 10.14 to the December 31, 2008
Form 10-K and incorporated herein by reference)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: May 15, 2009	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Number	Description

10.1	Employment Agreement, dated as of March 26, 2009, by and among CPG International
Holdings LP, CPG International Inc., CPG International I. Inc., AZEK Products Inc. and
Scranton Products Inc. and Donald C. Wharton (filed as Exhibit 10.13 to the Annual Report on
Form 10-K filed on March 31, 2009 (the “December 31, 2008 Form 10-K” and incorporated herein by reference)
10.2	Employment Agreement, dated as of March 26, 2009, by and among CPG International
Holdings LP, CPG International Inc., CPG International I. Inc., AZEK Products Inc. and
Scranton Products Inc. and Jason Grommon (filed as Exhibit 10.14 to the December 31, 2008
Form 10-K and incorporated herein by reference)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
________________________

* Filed herewith.