Form 10-Q
period 2009-06-30
CPG INTERNATIONAL INC.
filed 2009-08-14
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of July 31, 2009 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2009

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (as restated).	4

Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 (as restated).	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (as restated).	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	53

Item 4T. Controls and Procedures.	54

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	55

Item 1A. Risk Factors.	55

Item 6. Exhibits.	56

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2009 and December 31, 2008

(unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$28,648	$22,586
Receivables:
Trade, less allowance for doubtful accounts of $1,436 and $1,660 in 2009 and 2008, respectively	32,612	17,404
Inventories	29,365	33,664
Deferred income taxes—current	3,493	2,579
Prepaid expenses and other	2,420	5,078
Total current assets	96,538	81,311
Property and equipment—net	87,968	93,451
Goodwill	246,013	260,004
Intangible assets —net	94,612	96,610
Deferred financing costs—net	6,170	7,345
Other assets	187	184
Total assets	$531,488	$538,905

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$15,122	$11,981
Current portion of capital lease	988	1,940
Current portion of long-term debt obligations	250	5,250
Accrued interest	13,335	14,413
Accrued rebates	2,851	3,553
Accrued expenses	11,539	8,674
Total current liabilities	44,085	45,811
Deferred income taxes	35,333	34,640
Capital lease obligation—less current portion	5,058	5,053
Long-term debt—less current portion	302,064	302,010
Accrued warranty	3,818	3,853
Other liabilities	587	612
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at June 30,
2009 and December 31, 2008	—	—
Additional paid-in capital	212,044	211,941
Accumulated deficit	(59,556)	(52,593)
Note receivable – CPG Holdings	(7,835)	(7,349)
Accumulated other comprehensive loss	(4,110)	(5,073)
Total shareholder’s equity	140,543	146,926
Total liabilities and shareholder’s equity	$531,488	$538,905

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
		(as restated
		See Note 13)
Net sales	$62,358	$75,367
Cost of sales	(40,135)	(57,932)
Gross margin	22,223	17,435
Selling, general and administrative expenses	(14,087)	(13,279)
Loss on disposal of property	(126)	—
Operating income	8,010	4,156

Other income (expenses):
Interest expense	(7,940)	(9,009)
Interest income	33	109
Foreign currency gain	143	—
Miscellaneous – net	(27)	64
Total other expenses-net	(7,791)	(8,836)

Income (loss) before income taxes	219	(4,680)
Income tax (expense) benefit	(127)	1,848
Net income (loss)	$92	$(2,832)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
		(as restated
		See Note 13)
Net sales	$143,774	$169,540
Cost of sales	(93,579)	(127,242)
Gross margin	50,195	42,298
Selling, general and administrative expenses	(26,915)	(25,642)
Impairment of goodwill	(14,408)	—
Loss on disposal of property	(126)	—
Operating income	8,746	16,656

Other income (expenses):
Interest expense	(16,139)	(18,267)
Interest income	53	188
Foreign currency gain	116	—
Miscellaneous – net	(13)	49
Total other expenses-net	(15,983)	(18,030)

Loss before income taxes	(7,237)	(1,374)
Income tax benefit	274	563
Net loss	$(6,963)	$(811)

.

See notes to unaudited condensed consolidated financial statements.

5

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
		(as restated
		See Note 13)
Cash flow from operating activities:
Net loss	$(6,963)	$(811)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	10,665	9,989
Non-cash interest charges	1,361	1,530
Deferred income tax benefit	(308)	(312)
Share based compensation	35	59
Impairment charge	14,408	—
Unrealized gain on foreign currency exchange	(116)	—
Other	—	(21)
Loss on disposition of fixed assets	126	—
Bad debt provision	455	507
Changes in certain assets and liabilities:
Trade receivables	(15,651)	(5,241)
Inventories	4,299	10,798
Prepaid expenses and other current assets	2,667	5,749
Accounts payable – primarily trade	2,547	(5,458)
Accrued expenses and interest	1,682	1,452
Other liabilities and assets	(480)	37
Net cash provided by operating activities	14,727	18,278
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(921)	(31,127)
Acquisition of Procell, net of cash received	—	(9,654)
Purchases of property and equipment	(2,061)	(2,312)
Proceeds from disposal of property and equipment	—	1,887
Net cash used in investing activities	(2,982)	(41,206)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	24,313
Proceeds under revolving credit facility	—	15,000
Payment on revolving credit facility	(5,000)	(10,000)
Payment on long-term obligation	(1,080)	(991)
Payment of financing fees	—	(1,263)
Bank overdraft	269	—
Net cash (used in) provided by financing activities	(5,811)	27,059
Impact of foreign currency on cash and cash equivalents	128	(60)
Net increase in cash and cash equivalents	6,062	4,071
Cash and cash equivalents – Beginning of period	22,586	9,608
Cash and cash equivalents – End of period	$28,648	$13,679
Supplemental disclosures:
Cash paid for interest	$15,856	$17,076
Federal, state and local taxes refunded	$(34)	$(1,212)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$592	$133
Capital lease for equipment	$—	$1,939
Redemption of restricted units – Procell Acquisition	$—	$5,685

See notes to condensed consolidated financial statements.

6

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Certain prior period amounts representing accrued rebates in the condensed consolidated financial statements have been reclassified from accrued expenses to conform to the June 30, 2009 presentation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Beginning balance	$1,037	$1,576
Increase for anticipated bad debts	428	250
Decrease for accounts written off	(29)	(109)
Ending balance	$1,436	$1,717

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Beginning balance	$1,660	$1,343
Increase for anticipated bad debts	455	507
Decrease for accounts written off	(679)	(133)
Ending balance	$1,436	$1,717

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Product Warranties

The Company provides a 15-year limited warranty on Scranton Products commercial building products. Beginning June 1, 2009, the warranty on Scranton Products commercial building products has been extended to 25 years for purchases after that date. The Company also provides a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Rail products have a 20 year limited warranty for white railing and a 10 year limited warranty for AZEK Premier colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck and AZEK Porch warranties guarantee against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. The Company further considers that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at June 30, 2009 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary. The Company currently classifies the warranty reserve as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Beginning balance	$3,806	$3,328
Additions	123	—
Warranty settlements incurred	(111)	(6)
Effect of foreign currency translation	—	3
Ending balance	$3,818	$3,325

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Beginning balance	$3,853	$3,107
Additions (1)	161	227
Warranty settlements incurred	(196)	(12)
Effect of foreign currency translation		3
Ending balance	$3,818	$3,325

___________

(1)	Approximately $227,000 added as an initial reserve related to the Composatron Acquisition in the first quarter of 2008 (See Note 3).

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

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder. The Company’s accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of $4,110,000 at June 30, 2009. Other comprehensive income for the three and six months ended June 30, 2009 was $1,553,000 and $963,000, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009 and December 31, 2008, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2005 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. One of the Company’s subsidiaries was audited by a state during the first half of 2009; this audit was completed with no change. A subsidiary files federal and provincial income tax returns in Canada. The Canada subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the deferred provisions associated with Financial Statement Position (“FSP”) 157-2 effective January 1, 2009. The adoption of SFAS 157 and FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFP FAS 142-3”), effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS 141(R)-1 had no impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position FSP FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1, effective with the quarter ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The implementation of this standard, effective with the quarter ended June 30, 2009, did not have a material impact on our consolidated financial statements. See Note 15 for further information.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

standard will have no impact on our consolidated financial position, results of operations or cash flows, but will change how we reference various elements of GAAP when preparing financial statement disclosures.

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

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$37,491	$24,867	$—	$—	$62,358
Cost of sales	(25,973)	(14,162)	—	—	(40,135)
Gross margin	11,518	10,705	—	—	22,223
Selling, general and administrative expenses	(7,510)	(3,174)	(3,403)	—	(14,087)
Loss on disposal of property	—	(126)	—	—	(126)
Segment operating income (loss)	$4,008	$7,405	$(3,403)	$—	$8,010

Segmented financial data:
Interest expense	$(4,473)	$(3,188)	$(279)	$—	$(7,940)
Interest income	$23	$8	$2	$—	$33
Depreciation and amortization classified as:
Cost of sales	$3,142	$750	$—	$—	$3,892
Selling, general and administrative expense	901	314	233	—	1,448
Total depreciation and amortization	$4,043	$1,064	$233	$—	$5,340
Total capital expenditures(1)	$1,302	$25	$39	$—	$1,366

______

(1)	Includes capital expenditures in accounts payable.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$99,000	$44,774	$—	$—	$143,774
Cost of sales	(66,347)	(27,232)	—	—	(93,579)
Gross margin	32,653	17,542	—	—	50,195
Selling, general and administrative expenses	(14,171)	(5,822)	(6,922)	—	(26,915)
Loss on disposal of property	—	(126)	—	—	(126)
Impairment of goodwill	(19,073)	4,665	—	—	(14,408)
Segment operating income (loss)	$(591)	$16,259	$(6,922)	$—	$8,746

Segmented financial data:
Interest expense	$(9,045)	$(6,378)	$(716)	$—	$(16,139)
Interest income	$42	$17	$(6)	$—	$53
Depreciation and amortization classified as:
Cost of sales	$6,292	$1,538	$—	$—	$7,830
Selling, general and administrative expense	1,676	629	530	—	2,835
Total depreciation and amortization	$7,968	$2,167	$530	$—	$10,665
Total capital expenditures(1)	$1,949	$605	$99	$—	$2,653

______

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$45,413	$29,954	$—	$—	$75,367
Cost of sales	(35,985)	(21,947)	—	—	(57,932)
Gross margin	9,428	8,007	—	—	17,435
Selling, general and administrative expenses(2)	(6,680)	(3,209)	(3,390)	—	(13,279)
Segment operating income (loss)	$2,748	$4,798	$(3,390)	$—	$4,156

Segmented financial data:
Interest expense	$(5,139)	$(3,671)	$(199)	$—	$(9,009)
Interest income	$83	$25	$1	$—	$109
Depreciation and amortization classified as:
Cost of sales	$3,014	$757	$—	$—	$3,771
Selling, general and administrative expense	760	315	272	—	1,347
Total depreciation and amortization	$3,774	$1,072	$272	$—	$5,118
Total capital expenditures(1)	$442	$156	$132	$—	$730

______

(1)	Includes capital expenditures in accounts payable.
(2)	Reflects restatement due to share-based compensation under FAS 123R of $30, of which $9 relates to AZEK Building Products, $1 relates to Scranton Products and $20 relates to Corporate. See Note 13.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Corporate	Eliminations	Consolidated
Net sales	$116,714	$52,826	$—	$—	$169,540
Cost of sales	(87,769)	(39,473)	—	—	(127,242)
Gross margin	28,945	13,353	—	—	42,298
Selling, general and administrative expenses(2)	(13,286)	(6,099)	(6,257)	—	(25,642)
Segment operating income (loss)	$15,659	$7,254	$(6,257)	$—	$16,656

Segmented financial data:
Interest expense	$(10,089)	$(7,853)	$(325)	$—	$(18,267)
Interest income	$131	$52	$5	$—	$188
Depreciation and amortization classified as:
Cost of sales	$5,707	$1,578	$—	$—	$7,285
Selling, general and administrative expense	1,527	634	543	—	2,704
Total depreciation and amortization	$7,234	$2,212	$543	$—	$9,989
Total capital expenditures(1)	$1,853	$374	$218	$—	$2,445

_____

(1)	Includes capital expenditures in accounts payable.
(2)	Reflects restatement due to share-based compensation under FAS 123R of $59, of which $20 relates to AZEK Building Products, $2 relates to Scranton Products and $37 relates to Corporate. See Note 13.

The following table sets forth summarized financial information regarding assets by business segment:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Total assets:
AZEK Building Products	$357,285	$369,508
Scranton Products	154,065	145,611
Corporate	20,138	23,786
Total consolidated assets	$531,488	$538,905

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	June 30, 2009		June 30, 2008
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	19%	32%	21%	27%
Distributor B	7	12	8	10
Distributor C	8	13	5	6
Total	34%	57%	34%	43%

	Six Months		Six Months
	Ended		Ended
	June 30, 2009		June 30, 2008
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	39%	27%	39%
Distributor B	10	15	8	11
Distributor C	8	12	9	13
Total	45%	66%	44%	63%

The Company’s geographic distribution of long-lived assets of June 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Long-lived assets:
United States	$79,893	$84,871
Canada	8,075	8,580
Total consolidated assets	$87,968	$93,451

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000 (the “Composatron Acquisition”). Since certain financial targets were met in 2008, that purchase price increased by approximately CAD $1,000,000 in cash (approximately USD $921,000 at June 1, 2009) to the former owners, which was paid on June 1, 2009. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company’s operations. The Composatron Acquisition is accounted for as a purchase business combination in accordance with SFAS No.141, Business Combinations.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as Goodwill. A valuation study was performed on land, buildings and equipment acquired, as well as intangible assets such as patented technology, trade names and customer relationships some of which are amortized on an accelerated basis over the next fifteen, five and ten years respectively. The Company evaluated the fair market value of inventory as well as other liabilities such as accrued warranty costs, which impacted the purchase price allocation. The amount allocated to goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to Goodwill is not deductible for tax purposes.

The following table summarizes the allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price (including contingent purchase price)		$31,181
Transaction costs		1,261
		32,442
Less:
Cash and cash equivalents	$466
Accounts receivable	5,243
Inventory	4,516
Intangible assets:
Proprietary technology	4,000
Customer relationships	1,080
Trade name	370
Other intangibles	1,207
Other assets	1,601
Property, plant and equipment	12,293
Total assets acquired	30,776
Accounts payable assumed	3,326
Deferred tax liability	2,915
Other liabilities assumed	1,703
Total liabilities assumed	7,944
		(22,832)
Goodwill (excess purchase price over net asset value)		$9,610

In the quarter ended June 30, 2009, the Company and the sellers reached a settlement on a portion of escrowed purchase price related to various operational matters. The Company recorded CAD $450,000 (approximately USD $385,000 at June 30, 2009) as a reduction of selling, general and administrative expenses during the three months ended June 30, 2009.

The following pro forma consolidated financial information for the six months ended June 30, 2008 is presented as though the Composatron Acquisition occurred on January 1, 2008. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2008, due to the fair values assigned to

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Composatron’s assets and liabilities, the effect of depreciation and expected useful lives of the acquired assets, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

Pro Forma
Six Months
Ended
June 30,
(Dollars in thousands)	2008

Net sales	$177,620
Net income	$842

4.	INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$17,508	$18,381
Work in process	29	—
Finished goods	11,828	15,283
Total inventories	$29,365	$33,664

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Land and improvements	$1,701	$1,701
Buildings and improvements	22,831	21,007
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	101,415	97,722
Office furniture and equipment	6,493	5,768
Total property and equipment	142,534	136,292
Construction in progress	1,212	4,445
	143,746	140,737
Accumulated depreciation	(55,778)	(47,286)
Total property and equipment – net	$87,968	$93,451

Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $4,164,000 and $4,089,000, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $8,425,000 and $7,905,000, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	June 30,	December 31,
(Dollars in thousands)	Years	2009	2008
Goodwill	—	$246,013	$260,004

Non-amortizable intangibles:
Trademarks		67,400	67,400
Other intangibles		683	648
Amortizable intangibles:
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,223)	(973)
Non-compete agreement- net		1,277	1,527

Customer relationships	10	26,110	26,063
Accumulated amortization customer relationships		(10,567)	(9,199)
Customer relationships-net		15,543	16,864

Proprietary knowledge	15	12,471	12,298
Accumulated amortization proprietary knowledge		(3,209)	(2,601)
Proprietary knowledge-net		9,262	9,697

Trade names	5	324	307
Accumulated amortization trade names		(144)	(110)
Trade names-net		180	197

Royalty license	7	334	317
Accumulated amortization royalty license		(67)	(40)
Royalty license-net		267	277
Total amortizable intangibles-net		26,529	28,562
Intangible assets – net		$94,612	$96,610

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

The Company evaluates Goodwill annually at December 31st. As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $14.0 million ($12.3 million, net of tax) and $22.0 million ($17.0 million, net of tax) of the estimate was allocated to the AZEK Building Products and Scranton Products business

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

segments, respectively, for the year ended December 31, 2008.  The Company finalized the Goodwill impairment analysis during the first quarter of 2009.  An additional non-cash Goodwill impairment charge of $14.4 million was required, which the Company recorded in its condensed consolidated financial statements for the three months ended March 31, 2009.  Approximately $19.1 million ($17.7 million, net of tax) of the additional impairment was allocated to AZEK Building Products and a reduction of $4.7 million ($3.7 million, net of tax) was allocated to the Scranton Products business segment.

Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $1,176,000 and $1,029,000, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $2,240,000 and $2,084,000, respectively.

The following table presents the future intangible asset amortization expense based on existing amortizable intangible assets at June 30, 2009:

(Dollars in thousands)
2009	$2,347
2010	4,554
2011	4,374
2012	3,761
2013	3,547
Thereafter	7,946
Total	$26,529

The following tables summarize the changes in the Company’s goodwill for the six month periods ended June 30, 2009 and 2008:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Consolidated
Balance at December 31, 2008:
Goodwill	$203,684	$92,320	$296,004
Accumulated impairment losses(1)	(14,000)	(22,000)	(36,000)
Goodwill at December 31, 2008	189,684	70,320	260,004
Impairment of goodwill	(19,073)	4,665	(14,408)
Currency translation adjustment	417	–	417
Balance at June 30, 2009:
Goodwill	204,101	92,320	296,421
Accumulated impairment losses	(33,073)	(17,335)	(50,408)
Goodwill at June 30, 2009	$171,028	$74,985	$246,013

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Consolidated
Balance at December 31, 2007:
Goodwill	$195,764	$92,320	$288,084
Purchase goodwill related to the Procell Acquisition	5	–	5
Preliminary purchase goodwill related
to the Composatron Acquisition	13,491	–	13,491
Currency translation adjustment	261	–	261
Goodwill at June 30, 2008	$209,521	$92,320	$301,841

__________________

(1) As estimated on a preliminary basis at December 31, 2008. See discussion above.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

7.	DEFERRED FINANCING COSTS, NET

Deferred financing costs consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(7,505)	(6,330)
Total deferred financing costs, net	$6,170	$7,345

Amortization of deferred financing costs for the three months ended June 30, 2009 and 2008 was approximately $546,000 and $523,000, respectively. Amortization of deferred financing costs for the six months ended June 30, 2009 and 2008 was approximately $1,175,000 and $1,021,000, respectively. In addition, during the first quarter of 2008, the Company wrote off approximately $469,000 of unamortized deferred financing costs attributable to the Company’s previous credit facility. Amortization of deferred financing costs, as well as the additional write-off, is included in interest expense on the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (7.87% at
June 30, 2009 and 9.9% at December 31, 2008) (includes premium of
$71 at June 30, 2009 and $83 at December 31, 2008)	128,071	128,083
Revolving Credit Facility – (4.3%-4.9% at December 31, 2008)	—	5,000
Term Loan due 2011 –5.31% at June 30, 2009 and 7.2% at December 31, 2008 (includes discount of $382 at June 30, 2009 and $573 at December 31, 2008)	24,243	24,177

Total	302,314	307,260
Less current portion	250	5,250
Long-term debt—less current portion	$302,064	$302,010

CPG International I Inc. (“CPG”), a wholly owned subsidiary of the Company, had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at June 30, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of June 30, 2009, the Company has scheduled long term debt payments (excluding interest) of $125,000 in 2009, $250,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

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

The Company is in compliance with the financial covenants imposed by the debt agreements as of June 30, 2009.

9.	LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

On May 11, 2007, CPG sold one of its manufacturing facilities and concurrently entered into an operating lease which expired May 2009 to continue to use a portion of the building at a rate of approximately $14,000 per month.

Future minimum rental payments at June 30, 2009 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

(Dollars in thousands)	Capital	Operating
2009	$1,388	$1,010
2010	2,449	1,874
2011	1,906	1,569
2012	950	1,037
2013	559	761
Thereafter	6,234	1,517
Total	13,486	$7,768
Less amount representing interest	(7,440)
Present value of minimum capital lease payments	6,046
Less current installments of obligations under capital leases	(988)
Obligations under capital leases—excluding current installments	$5,058

Total rent expense for the three months ended June 30, 2009 and 2008 was approximately $424,000 and $431,000, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was approximately $862,000 and $877,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $750,000 are included in selling, general and administrative expenses for each of the three and six months ended June 30, 2009 and 2008, respectively.In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition in 2008. These acquisition fees were accounted for as part of the purchase price of these transactions.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three and six months ended June 30, 2009 were $128,000 and $256,000, respectively. Total lease payments for the three and six months ended June 30, 2008 were $127,000 and $254,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company in 2007. Total lease payments for the three and six months ended June 30, 2009 were approximately $149,000 and $334,000, respectively. Total lease payments for the three and six months ended June 30, 2008 were approximately $185,000 and $323,000, respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $6,000 and $12,000 for the three and six months ended June 30, 2009, respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $10,000 and $15,000 for the three and six months ended June 30, 2008, respectively.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $5,000 and $0 for the three months ended June 30, 2009 and 2008, respectively. Total costs paid after the acquisition to these affiliated companies were approximately $7,000 and $214,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company has an agreement with its Chief Executive Officer, which provides the officer with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has long-term notes in the amount of $7,835,000 due from Holdings for the payment made on behalf of Holdings related to the repurchase of ownership units in Holdings. Included in the $7,835,000 is approximately $1,026,000 related to the 2008 repurchase of Class A limited partnership units and Class B-1 Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Also included is approximately $419,000 related to the 2009 repurchase of Class A limited partnership units and Class B-1 Units pursuant to a separation agreement with Mr. Ralph Bruno, former President of AZEK. Currently, no repayment schedule has been established for these notes. The receivable has been classified in shareholder’s equity.

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	June 30, 2009
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$28,648	$—	$—	$28,648
Net receivables	—	—	32,367	245	—	32,612
Inventory	—	—	29,346	19	—	29,365
Other current assets	—	—	5,745	168	—	5,913
Total current assets	—	—	96,106	432	—	96,538
Net property and equipment	—	—	79,893	8,075	—	87,968
Goodwill	—	—	237,913	8,100	—	246,013
Net intangible assets	—	—	89,969	4,643	—	94,612
Deferred financing costs, net	—	—	6,170	—	—	6,170
Other assets	—	—	120	67	—	187
Notes receivable - intercompany	—	—	19,822	—	(19,822)	—
Investment in subsidiary	140,543	140,543	8,812	—	(289,898)	—
Intercompany receivables	—	315,649	10,416	18,451	(344,516)	—
Total assets	$140,543	$456,192	$549,221	$39,768	$(654,236)	$531,488
Accounts payable	$—	$—	$15,068	$54	$—	$15,122
Accrued interest	—	13,335	—	—	—	13,335
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	13,719	671	—	14,390
Current portion of capital lease	—	—	988	—	—	988
Total current liabilities	—	13,585	29,775	725	—	44,085
Deferred income taxes	—	—	33,717	1,616	—	35,333
Long-term debt	—	302,064	—	—	—	302,064
Intercompany debt	—	—	315,649	19,822	(335,471)	—
Other non-current liabilities	—	—	9,463	—	—	9,463
Intercompany payable	—	—	18,451	10,416	(28,867)	—
Equity	140,543	140,543	142,166	7,189	(289,898)	140,543
Total liabilities and equity	$140,543	$456,192	$549,221	$39,768	$(654,236)	$531,488

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2008
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$21,362	$1,224	$—	$22,586
Net receivables	—	—	17,201	203	—	17,404
Inventory	—	—	33,646	18	—	33,664
Other current assets	—	—	7,458	199	—	7,657
Total current assets	—	—	79,667	1,644	—	81,311
Net property and equipment	—	—	84,871	8,580	—	93,451
Goodwill	—	—	252,322	7,682	—	260,004
Net intangible assets	—	—	91,984	4,626	—	96,610
Deferred financing costs, net	—	—	7,345	—	—	7,345
Other assets	—	—	120	64	—	184
Note receivable - intercompany	—	—	17,849	—	(17,849)	—
Investment in subsidiary	146,926	146,926	9,219	—	(303,071)	—
Intercompany receivables	—	321,673	7,956	13,586	(343,215)	—
Total assets	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905
Accounts payable	$—	$—	$11,886	$95	$—	$11,981
Accrued interest	—	14,413	—	—	—	14,413
Current portion-long term debt	—	5,250	—	—	—	5,250
Accrued expenses	—	—	10,909	1,318	—	12,227
Current portion of capital lease	—	—	1,940	—	—	1,940
Total current liabilities	—	19,663	24,735	1,413	—	45,811
Deferred income taxes	—	—	32,897	1,743	—	34,640
Long-term debt	—	302,010	—	—	—	302,010
Intercompany debt	—	—	321,673	17,849	(339,522)	—
Other non-current liabilities	—	—	9,518	—	—	9,518
Intercompany payable	—	—	13,586	7,956	(21,542)	—
Equity	146,926	146,926	148,924	7,221	(303,071)	146,926
Total liabilities and equity	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$60,457	$1,901	$—	$62,358
Cost of sales	—	—	(38,797)	(1,338)	—	(40,135)
Gross margin	—	—	21,660	563	—	22,223
Selling, general and administrative expenses	—	—	(14,118)	31	—	(14,087)
Loss on disposal of property	—	—	(126)	—	—	(126)
Operating income (loss)	—	—	7,416	594	—	8,010
Intercompany income	—	7,256	673	(673)	(7,256)	—
Interest expense, net of interest income	—	(7,256)	(7,907)	—	7,256	(7,907)
Miscellaneous, net	—	—	(27)	—	—	(27)
Foreign currency loss	—	—	143	—	—	143
Income tax (expense) benefit	—	—	(136)	9	—	(127)
Equity in net (loss) income from subsidiary	92	92	(70)	—	(114)	—
Net income (loss)	$92	$92	$92	$(70)	$(114)	$92

	Six Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$140,232	$3,542	$—	$143,774
Cost of sales	—	—	(90,939)	(2,640)	—	(93,579)
Gross margin	—	—	49,293	902	—	50,195
Selling, general and administrative expenses	—	—	(26,676)	(239)	—	(26,915)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Loss on disposal of property	—	—	(126)	—	—	(126)
Operating (loss) income	—	—	8,083	663	—	8,746
Intercompany income	—	14,702	1,263	(1,263)	(14,702)	—
Interest expense, net of interest income	—	(14,702)	(16,086)	—	14,702	(16,086)
Miscellaneous, net	—	—	(51)	38	—	(13)
Foreign currency loss	—	—	116	—	—	116
Income tax benefit (expense)	—	—	114	160	—	274
Equity in net (loss) income from subsidiary	(6,963)	(6,963)	(402)	—	14,328	—
Net (loss) income	$(6,963)	$(6,963)	$(6,963)	$(402)	$14,328	$(6,963)

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$74,786	$2,367	$(1,786)	$75,367
Cost of sales	—	—	(57,592)	(2,126)	1,786	(57,932)
Gross margin	—	—	17,194	241	—	17,435
Selling, general and administrative expenses	—	—	(12,806)	(473)	—	(13,279)
Operating income	—	—	4,388	(232)	—	4,156
Intercompany income	—	8,279	—	—	(8,279)	—
Interest expense, net of interest income	—	(8,279)	(8,903)	3	8,279	(8,900)
Miscellaneous, net	—	—	(12)	76	—	64
Income tax benefit (expense)	—	—	1,927	(79)	—	1,848
Equity in net (loss) income from subsidiary	(2,832)	(2,832)	(232)	—	5,896	—
Net (loss) income	$(2,832)	$(2,832)	$(2,832)	$(232)	$5,896	$(2,832)

	Six Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$168,800	$2,526	$(1,786)	$169,540
Cost of sales	—	—	(126,706)	(2,322)	1,786	(127,242)
Gross margin	—	—	42,094	204	—	42,298
Selling, general and administrative expenses	—	—	(25,060)	(582)	—	(25,642)
Operating income	—	—	17,034	(378)	—	16,656
Intercompany income	—	16,834	—	—	(16,834)	—
Interest expense, net of interest income	—	(16,834)	(18,082)	3	16,834	(18,079)
Miscellaneous, net	—	—	(27)	76	—	49
Income tax benefit (expense)	—	—	594	(31)	—	563
Equity in net (loss) income from subsidiary	(811)	(811)	(330)	—	1,952	—
Net (loss) income	$(811)	$(811)	$(811)	$(330)	$1,952	$(811)

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(6,963)	$(6,963)	$(6,963)	$(402)	$14,328	$(6,963)
Depreciation and amortization	—	—	9,567	1,098	—	10,665
Deferred income tax benefit	—	—	(148)	(160)	—	(308)
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	35	—	—	35
Non-cash interest charges	—	—	1,361	—	—	1,361
Unrealized (gain) loss on foreign currency exchange	—	—	(1,090)	974	—	(116)
Loss on disposition of fixed assets	—	—	126	—	—	126
Bad debt provision	—	—	455	—	—	455
Equity in net (income) loss from subsidiary	6,963	6,963	402	—	(14,328)	—
Trade receivables	—	—	(15,621)	(30)	—	(15,651)
Inventories	—	—	4,299	—	—	4,299
Accounts payable	—	—	2,591	(44)	—	2,547
Accrued expenses and interest	—	—	1,739	(57)		1,682
Prepaid expenses and other current assets	—	—	2,680	(13)	—	2,667
Other changes in working capital	—	—	(478)	(2)	—	(480)
Net cash provided by operating activities	—	—	13,363	1,364	—	14,727
Acquisition of Composatron	—	—	—	(921)	—	(921)
Purchases of property and equipment	—	—	(2,033)	(28)	—	(2,061)
Net cash used in investing activities	—	—	(2,033)	(949)	—	(2,982)
Intercompany payable/receivable	—	—	2,005	(2,005)	—	—
Payment on revolving credit facility	—	—	(5,000)	—	—	(5,000)
Bank overdraft	—	—	—	269	—	269
Other cash used in financing activities	—	—	(1,080)	—	—	(1,080)
Net cash used in financing activities	—	—	(4,075)	(1,736)	—	(5,811)
Cash impact of currency translation adjustment	—	—	—	128	—	128
Net increase (decrease) in cash and cash equivalents	—	—	7,255	(1,193)	—	6,062
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$28,648	$—	$—	$28,648

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Six Months Ended June 30, 2008
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(811)	$(811)	$(811)	$(331)	$1,953	$(811)
Depreciation and amortization	—	—	9,484	505	—	9,989
Deferred income tax (benefit) provision	—	—	(602)	290	—	(312)
Share based compensation	—	—	59	—	—	59
Other non-cash expenses	—	—	1,509	—	—	1,509
Bad debt provision	—	—	507	—	—	507
Equity in net (income) loss from subsidiary	811	811	331	—	(1,953)	—
Trade receivables	—	—	(9,945)	4,704	—	(5,241)
Inventories	—	—	6,870	3,928	—	10,798
Accounts payable	—	—	(2,490)	(2,968)	—	(5,458)
Other changes in working capital	—	—	7,102	136	—	7,238
Net cash provided by operating activities	—	—	12,014	6,264	—	18,278
Composatron Acquisition, net of cash	—	—	(31,593)	466	—	(31,127)
Procell Acquisition, net of cash	—	—	(9,654)	—	—	(9,654)
Purchases of property and equipment	—	—	(2,134)	(178)	—	(2,312)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(41,494)	288	—	(41,206)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Intercompany payable/receivable	—	—	6,362	(6,362)	—	—
Proceeds from revolving credit facility	—	—	15,000	—	—	15,000
Payment on revolving credit facility	—	—	(10,000)	—	—	(10,000)
Other cash used in financing activities	—	—	(2,254)	—	—	(2,254)
Net cash provided by (used in) financing activities	—	—	33,421	(6,362)	—	27,059
Cash impact of currency translation adjustment	—	—	—	(60)	—	(60)
Net increase (decrease) in cash and cash equivalents	—	—	3,941	130	—	4,071
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$13,549	$130	—	$13,679

13.	FINANCIAL STATEMENT RESTATEMENT

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

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2008, the Company reassessed the application of SFAS 123R, “Share-Based Payment” (“SFAS 123R”) to its Class B Unit equity program and management concluded that the Class B Unit equity program represents a compensatory plan under the provisions of SFAS 123R. In connection with this reassessment, the Company reviewed each issuance of Class B Units since the inception of the program in 2005. The Company conducted a detailed valuation with respect to each issuance of Class B Units. This valuation was then discussed with the Audit Committee. Compensation cost represents the excess of fair value over the purchase price paid by the employee for their Class B Units. The Company has restated its financial statements to recognize share-based compensation expense, as applicable, with respect to these unit awards over the course of their vesting period. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2008 have been restated to recognize share-based compensation expense.

The following is a summary of the effects of the restatement on (i) the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2008 and (ii) the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2008.

Three Months Ended June 30, 2008
	As
(in thousands)	Previously		As
Condensed Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	$(13,249)	$(30)	$(13,279)
Operating income	$4,186	$(30)	$4,156
Loss before income taxes	$(4,650)	$(30)	$(4,680)
Net loss	$(2,802)	$(30)	$(2,832)

Six Months Ended June 30, 2008
	As
(in thousands)	Previously		As
Condensed Consolidated Statement of Operations	Reported	Adjustment	Restated
Selling, general and administrative expenses	$(25,583)	$(59)	$(25,642)
Operating income	$16,715	$(59)	$16,656
Loss before income taxes	$(1,315)	$(59)	$(1,374)
Net loss	$(752)	$(59)	$(811)

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Six Months Ended June 30, 2008
	As
(in thousands)	Previously		As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Cash Flows
Net income	$(752)	$(59)	$(811)
Share-based compensation	$—	$59	$59

14. Share Based Compensation

The Company’s parent company, Holdings, established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity units in Holdings are intended to allow each employee participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the participants when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost and fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year. The Class B Unit equity program originally contained two types of units, referred to as B-1 and B-2 Units. Class B-1 Unit holders had a higher liquidation preference in the event that the current owners exit the business. Effective March 5, 2009, the B-1 and B-2 units were modified into the same “B” unit. This new B unit has the characteristics of the original B-1 Unit. This modification did not have a material impact on the Company’s results of operations.

A summary of all vested and non-vested Class B Unit activity under the equity program as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008 are presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except share and per share amounts)	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	3,105	10
Repurchased at fair market value	(1,025)	10
Forfeited	(50)	10
Outstanding at June 30, 2009	13,383	$10	$ 240

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except share and per share amounts)	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	3,410	10
Forfeited	(188)	10
Outstanding at June 30, 2008	12,381	$10	$ 557

CPG International Inc and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

A summary of the B Unit Plan’s non-vested B units as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008 are presented below:

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$ 49.81
Granted/Issued	3,105	16.22
Vested	(1,206)	60.93
Forfeited	(50)	15.18
Non-vested at June 30, 2009	6,517	$ 30.28

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	2,419	$109.75
Granted/Issued	3,410	35.14
Vested	(874)	89.07
Forfeited	(187)	75.90
Non-vested at June 30, 2008	4,768	$59.51

Total fair value of the shares vested during the six months ended June 30, 2009 and 2008 was approximately $79,000 and $78,000, respectively.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation recognized in the three months ended June 30, 2009 and 2008 was $4,000 and $30,000, respectively. Total compensation recognized in the six months ended June 30, 2009 and 2008 was $35,000 and $59,000, respectively. The remaining unrecognized compensation costs related to non-vested B-1 and B-2 units at June 30, 2009 and 2008 was approximately $129,000 and $230,000, respectively, and the weighted-average period of time over which these costs will be recognized is 3.0 years and 2.2 years, respectively.

Note 15: Subsequent Event:

The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, through August 14, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 14, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis gives effect to the restatement discussed in Note 13 to the unaudited condensed consolidated financial statements. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Over the nine years since their introduction, our AZEK Building Products have gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. In the first half of 2009 and for 2008, 2007 and 2006 full year results, AZEK products have accounted for a majority of our net sales. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of June 30, 2009, our distributors were selling our products to approximately 2,100 local stocking dealers who frequently request our products by brand name. In the first quarter of each year, we conduct an “early buy” sales promotion that encourages distributors to stock AZEK products through the use of incentive discounts. Over the course of 2008 and through the first half of 2009, we have expanded AZEK Building Products through internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand our product offerings through the development of additional trim, moulding, railing and decking products, as well as through the introduction of additional product lines.

Across all of our target markets, we are focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products. In this regard, we have developed the leading brand in the synthetic bathroom and locker room products market, Comtec. Our product offerings which include Comtec, Capitol, Hiny Hider, EverTuff and TuffTec brands, are sold to similar primary end-markets, which include schools, stadiums, prisons, retail locations and other high-traffic environments. Through Scranton Product’s widely established distribution network, we are able to service our customers in all 50 states. In 2008, we regained market share within the commercial building markets by actively engaging key dealers and sales representatives. Our focus is also to continue to develop leading brands for 2009 including new locker designs as well as a line of fire rated partitions. We believe that these additional goals will allow us to continue our market penetration into the commercial building market.

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

Our AZEK Building Products are sold in various building and industrial end markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Celtec products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. Scranton Products fabricated and non-fabricated products are sold to various non-residential construction and industrial markets further adding to our end market diversity. In the first half of 2009, approximately 20% of our products were sold for new construction, 43% were for remodeling, and 25% were in the commercial building sector, with the remaining 12% sold to various industrial end markets. Over 97% of our sales in the first half of 2009 and 2008 were in the United States.

We experienced economic factors that significantly impacted our growth in 2008 and the first half of 2009, and we expect these conditions to continue throughout 2009. Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets are continuing to experience severe volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example, these factors combined to negatively affect our AZEK Building Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our products. Overall, we expect to see a continued challenging environment across all of our business segments.

ACQUISITIONS

On February 29, 2008, we completed the acquisition of 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million, plus transaction costs. Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1.0 million in cash (approximately USD $921,000 at June 1, 2009), which was paid in June 2009. Composatron is a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The products are manufactured using a PVC / wood flour composite and a co-extruded PVC capstock. The products have the subtle texture of painted wood and are ICC code listed. The product lines offered by Composatron are highly complimentary to our AZEK Deck products including a railing system that matches the AZEK Deck color palette. We believe the acquisition of Composatron was ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Our condensed consolidated financial statements include the accounts of CPG International Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between June 30, 2009 and December 31, 2008 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

Inventories

Inventories (mainly, petrochemical resin), are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”) and reduced for slow-moving and obsolete inventory.

Inventory obsolescence write-downs are recorded for damaged, obsolete, excess and slow-moving inventory. At the end of each quarter, management within each business segment performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, obsolescence write-down based on customer demand of the item, the quantity of the item on hand and the length of time the item has been in inventory.

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

Product Warranties

We provide a 15-year limited warranty on our Scranton Products commercial building products. Beginning June 1, 2009, the warranty on Scranton Products commercial building products has been extended to 25 years for purchases after that date. The Company also provides a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Rail products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. The Scranton Products warranty guarantees against breakage, corrosion and delamination. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Warranty reserves require a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves based in part upon historical warranty costs, which have been immaterial thus far, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability.

We further consider that warranty issues may surface later in the product life cycle; therefore, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Management believes that the warranty reserves at June 30, 2009 are adequate. However, the impact resulting from the aforementioned factors could cause actual results to vary.

Goodwill and Intangible Assets

The Company accounts for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit could be lower than its carrying amount. The Company evaluates Goodwill annually at December 31st for impairment by comparing the fair value of each of our reporting units to its carrying value, including the Goodwill allocated to that reporting unit. The significant estimates and assumptions used by management in assessing the reporting units’ fair value and the recoverability of Goodwill is based on estimated discounted future cash flows of that unit. The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures. Assumptions under this method included a discount rate of approximately 11%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from -10% to 30%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years. The Company further assumes a terminal growth rate after five years of approximately 4% to 5%, based upon the estimated growth of individual products and their projected growth cycles.

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

As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the analysis required under SFAS No. 142 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $14.0 million ($12.3 million, net of tax) and $22.0 million ($17.0 million, net of tax) of the estimate was allocated to the AZEK Building Products and Scranton Products business segments, respectively, for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009. An additional non-cash Goodwill impairment charge of $14.4 million was required, which the Company recorded in its condensed consolidated financial statements for the three months ended March 31, 2009. Approximately $19.1 million ($17.7 million, net of tax) of the additional impairment was allocated to AZEK Building Products and a reduction of $4.7 million ($(3.7 million, net of tax) was allocated to the Scranton Products business segments. The additional impairment was not a result of further deterioration in the business, but the completion of the analysis required under SFAS No. 142.

The Company accounts for other non-amortizable intangible assets also in accordance with SFAS No. 142. In accordance with SFAS No. 142, the Company considers the trademark intangible (“Trademark”) assets as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested at least annually for impairment, or more frequently if events or circumstances indicate that the asset might be impaired, by comparing the fair value of the Trademark assets to their carrying amount. If the carrying amounts of the Trademark assets were to exceed their fair value, an impairment loss would be recognized. As of December 31, 2008, the carrying amount of the Trademark assets exceeded their fair value and a $4.0 million impairment charge was recorded to the Scranton Products business segment for the year ended December 31, 2008. The annual evaluation of indefinite-life intangible assets requires the use of estimates about future operating revenues and an avoided royalty rate for each reporting unit in determination of the estimated fair values. Changes in forecasted revenues could materially affect these estimates.

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

The Company amortizes the following intangible assets: customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). Certain of the Company’s amortization of intangible assets are performed on an accelerated basis over the useful lives. See Note 6 to our unaudited condensed consolidated financial statements for more detail regarding Goodwill and intangible assets.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$62,358	$75,367
Cost of sales	(40,135)	(57,932)
Gross margin	22,223	17,435
Selling, general and administrative expenses	(14,087)	(13,279)
Loss on disposal of property	(126)	—
Operating income	8,010	4,156
Interest expense, net	(7,907)	(8,900)
Miscellaneous, net	(27)	64
Foreign currency gain	143	—
Income (loss) before income taxes	219	(4,680)
Income tax (expense) benefit	(127)	1,848
Net income (loss)	$92	$(2,832)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(64.4)	(76.9)
Gross margin	35.6	23.1
Selling, general and administrative expenses	(22.6)	(17.6)
Loss on disposal of property	(0.2)
Operating income	12.8	5.5
Interest expense, net	(12.7)	(11.8)
Miscellaneous—net	0.1	0.1
Foreign currency gain	0.2	—
Income (loss) before income taxes	0.4	(6.2)
Income tax (expense) benefit	(0.2)	2.5
Net income (loss)	0.1%	(3.8)%

Net Sales. Net sales were $62.4 million for the three months ended June 30, 2009, a decrease of $13.0 million, or 17.3%, compared to $75.4 for the same period of 2008. AZEK Building Products net sales decreased 17.4% from June 30, 2009 compared to June 30, 2008, and Scranton Products net sales decreased 17.0% from June 30, 2009 compared to June 30, 2008. Overall, we sold 38.6 million pounds of product during the three months ended June 30, 2009, which was a 23.3% decrease from the amount sold during the three months ended June 30, 2008. Volume growth in AZEK Deck was more than offset by volume declines in our residential, commercial and industrial businesses due to the continued severe slowdown of the broader economy. Average selling price per pound across the

Company for the three months ended June 30, 2009 increased to $1.62 from $1.50 for the same period of 2008 primarily due to changes in product mix.

Cost of Sales. Cost of sales decreased by $17.8 million, or 30.7%, to $40.1 million for the three months ended June 30, 2009 from $57.9 million for the same period in 2008. The decrease was primarily attributable to the decline in volume as well as lower average materials costs for the three months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $4.8 million, or 27.5%, to $22.2 million for the three months ended June 30, 2009 from $17.4 million for the same period of 2008. Gross margin as a percent of net sales increased to 35.6% for the three months ended June 30, 2009 from 23.1% for the same period in 2008. This increase was mainly attributable to the decrease in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 6.1%, to $14.1 million, or 22.6% of net sales for the three months ended June 30, 2009 from $13.3 million, or 17.6% of net sales for the same period in 2008. The increase in selling, general and administrative was primarily attributable to $0.6 million related to marketing programs in 2009 and $0.3 million related to severance, partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Interest Expense, net. Interest expense, net, decreased by $1.0 million, or 11.2%, to $7.9 million for the three months ended June 30, 2009 from $8.9 million for the same period in 2008. Interest expense declined due to lower variable interest rates in 2009 from 2008.

Income Taxes. Income taxes increased by $1.9 million or 106.9% to an expense of $0.1 million for the three months ended June 30, 2009 from a benefit of $1.8 million for the same period in 2008. Income tax expense for the three months ended June 30, 2009 consists of a tax benefit attributable to ordinary income ($9 thousand), and discrete tax adjustments ($131 thousand expense). The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with amortization of goodwill, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities and forecasted pretax earnings.

Net Loss/Income. Net income increased by $2.9 million, to net income of $0.1 million for the three months ended June 30, 2009 from a net loss of $2.8 million for the comparable period in 2008 as a result of reasons described above, most notably from lower material costs.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$143,774	$169,540
Cost of sales	(93,579)	(127,242)
Gross margin	50,195	42,298
Selling, general and administrative expenses	(26,915)	(25,642)
Loss on disposal of property	(126)	—
Impairment of goodwill	(14,408)	—
Operating income	8,746	16,656
Interest expense, net	(16,086)	(18,079)
Miscellaneous, net	(13)	49
Foreign currency gain	116	—
Loss before income taxes	(7,237)	(1,374)
Income tax benefit	274	563
Net loss	$(6,963)	$(811)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(65.1)	(75.1)
Gross margin	34.9	24.9
Selling, general and administrative expenses	(18.7)	(15.1)
Loss on disposal of property	(0.1)
Impairment of goodwill	(10.0)	—
Operating income	6.1	9.8
Interest expense, net	(11.2)	(10.7)
Miscellaneous—net	—	—
Foreign currency gain	0.1	—
Loss before income taxes	(5.0)	(0.8)
Income tax benefit	0.2	0.3
Net loss	(4.8)%	(0.5)%

Net Sales. Net sales were $143.8 million for the six months ended June 30, 2009, a decrease of $25.7 million, or 15.2%, compared to $169.5 for the same period of 2008. AZEK Building Products net sales decreased 15.2% from June 30, 2009 compared to June 30, 2008, and Scranton Products net sales decreased 15.2% from June 30, 2009 compared to June 30, 2008. Overall, we sold 96.8 million pounds of product during the six months ended June 30, 2009, which was a 20.5% decrease from the amount sold during the six months ended June 30, 2008. Volume growth in AZEK Deck and the acquisition of Composatron were more than offset by volume declines in our residential and industrial businesses due to the continued severe slowdown of the broader economy. Average selling price per pound across the Company for the six months ended June 30, 2009 increased to $1.49 from $1.39 for the same period of 2008 primarily due to changes in product mix.

Cost of Sales. Cost of sales decreased by $33.6 million, or 26.5%, to $93.6 million for the six months ended June 30, 2009 from $127.2 million for the same period in 2008. The decrease was primarily attributable to the decline in volume as well as lower average material costs for the six months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $7.9 million, or 18.7%, to $50.2 million for the six months ended June 30, 2009 from $42.3 million for the same period of 2008. Gross margin as a percent of net sales increased to 34.9% for the six months ended June 30, 2009 from 24.9% for the same period in 2008. This increase was mainly attributable to the decrease in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 5.0%, to $26.9 million, or 18.7% of net sales for the six months ended June 30, 2009 from $25.6 million, or 15.1% of net sales for the same period in 2008. The increase in selling, general and administrative was primarily attributable to $0.9 million related to marketing programs for 2009, higher incentive compensation of $0.5 million, a $0.4 million increase in corporate costs primarily related to public company requirements and $0.3 million related to the acquisition of Composatron. These increases were partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Impairment of Goodwill. Impairment of goodwill was $14.4 million, or 10.0% of net sales for the six months ended June 30, 2009, resulting from the finalization of our step 2 impairment analysis under SFAS No. 142 in the first quarter of 2009.

Interest Expense, net. Interest expense, net, decreased by $2.0 million, or 11.0%, to $16.1 million for the six months ended June 30, 2009 from $18.1 million for the same period in 2008. Interest expense declined due to lower variable interest rates in 2009 from 2008, and the write-off of approximately $469,000 of deferred financing costs attributable to the Company’s previous credit facility that were included in interest expense for the six months ended June 30, 2008.

Income Taxes. Income taxes increased by $0.3 million or 51.3% to a benefit of $0.3 million for the six months ended June 30, 2009 from a benefit of $0.6 million for the same period in 2008. Income tax benefit for the six months ended June 30, 2009 consists of tax expense attributable to ordinary income ($0.7 million), and discrete tax adjustments ($1.0 million benefit). The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with amortization of goodwill, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities and forecasted pretax earnings. The discrete benefits include the net benefit ($0.5 million) associated with the impairment adjustment recorded for the six months ended June 30, 2009.

Net Loss/Income. Net income decreased by $6.2 million, to a net loss of $7.0 million for the six months ended June 30, 2009 from net income of $0.8 million for the comparable period in 2008 as a result of reasons described above, most notably from the impairment of goodwill.

Segment Results of Operations

The following discussion provides a review of results for our two business segments: AZEK Building Products, which includes products such as AZEK and Celtec, as well as other branded highly engineered, metal and wood replacement products; and Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom products and locker systems. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs, which include corporate payroll costs and corporate related professional fees, are not allocated to segments, and as such are discussed separately. The Company is currently reevaluating the management of its business and therefore there may be future changes in the Company’s segments.

AZEK Building Products – Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$37,491	$45,413
Cost of sales	(25,973)	(35,985)
Gross margin	11,518	9,428
Selling, general and administrative expenses	(7,510)	(6,680)
Segment operating income	$4,008	$2,748

Net Sales. Net sales decreased by $7.9 million or 17.4%, to $37.5 million for the three months ended June 30, 2009 from $45.4 million for the same period in 2008. Average selling price per pound for the three months ended June 30, 2009 was $1.38 as compared to $1.25 for the same period of 2008 primarily due to changes in product mix. We sold 27.2 million pounds of product during the three months ended June 30, 2009, which was a 24.9% decrease from the 36.2 million pounds sold during the comparable period in 2008. Declines in industrial and trim products were partially offset by growth in our decking line.

Cost of Sales. Cost of sales decreased by $10.0 million, or 27.8%, to $26.0 million for the three months ended June 30, 2009 from $36.0 million for the same period of 2008. The decrease was primarily attributable to lower volumes as well as a decrease in average material costs for the three months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $2.1 million, or 22.2% to $11.5 million for the three months ended June 30, 2009 from $9.4 million for the same period in 2008. Gross margin as a percent of net sales was 30.7% for the three months ended June 30, 2009 compared to 20.8% for the same period in 2008. This increase was primarily attributable to decreased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 12.4% to $7.5 million, or 14.7% of net sales for the three months ended June 30, 2009 from $6.7 million, or 14.7% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $0.6 million related to marketing programs and $0.3 million related to severance costs, partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Operating Income. Operating income increased by $1.3 million, or 45.9%, to $4.0 million for the three months ended June 30, 2009 from $2.8 million in the comparable period of 2008 primarily due to decreased resin costs.

AZEK Building Products –Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$99,000	$116,714
Cost of sales	(66,347)	(87,769)
Gross margin	32,653	28,945
Selling, general and administrative expenses	(14,171)	(13,286)
Impairment of goodwill	(19,073)	—
Segment operating (loss) income	$(591)	$15,659

Net Sales. Net sales decreased by $17.7 million or 15.2%, to $99.0 million for the six months ended June 30, 2009 from $116.7 million for the same period in 2008. Average selling price per pound for the six months ended June 30, 2009 was $1.31 as compared to $1.21 for the same period of 2008 primarily due to changes in product mix. We sold 75.8 million pounds of product during the six months ended June 30, 2009, which was a 21.4% decrease from the 96.5 million pounds sold during the comparable period in 2008, partially driven by lower purchases associated with the winter buy program. Housing starts were down 48.5% year over year, and continue to have a negative impact on the residential market, while the continued severe slowdown in the broader economy has impacted our industrial business.

Cost of Sales. Cost of sales decreased by $21.5 million, or 24.4%, to $66.3 million for the six months ended June 30, 2009 from $87.8 million for the same period of 2008. The decrease was primarily attributable to lower volumes as well as a decrease in average material costs for the six months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $3.8 million, or 12.8% to $32.7 million for the six months ended June 30, 2009 from $28.9 million for the same period in 2008. Gross margin as a percent of net sales was 33.0% for the six months ended June 30, 2009 compared to 24.8% for the same period in 2008. This increase was primarily attributable to decreased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 6.7% to $14.2 million, or 14.3% of net sales for the six months ended June 30, 2009 from $13.3 million, or 11.4% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $0.9 million related to new marketing programs, $0.3 million of severance and $0.3 million related to the acquisition of Composatron. These increases were partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Impairment of Goodwill. Impairment of goodwill was $19.1 million, or 19.3% of net sales, for the six months ended June 30, 2009 resulting from the finalization of our step 2 impairment analysis under SFAS No. 142 in the first quarter of 2009.

Operating Income. Operating income decreased by $16.3 million, or 103.8% to a loss of $0.6 million for the six months ended June 30, 2009 from income of $15.7 million from the comparable period in 2008 primarily due to the impairment of goodwill.

Scranton Products – Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$24,867	$29,954
Cost of sales	(14,162)	(21,947)
Gross margin	10,705	8,007
Selling, general and administrative expenses	(3,174)	(3,209)
Loss on disposal of property	(126)	—
Segment operating income	$7,405	$4,798

Net Sales. Net sales decreased by $5.1 million or 17.0% to $24.9 million for the three months ended June 30, 2009 from $30.0 million for the same period in 2008. Overall, we sold 11.4 million pounds of product in the three months ended June 30, 2009, which is a decrease of 19.1% from the 14.1 million pounds sold during the comparable period in 2008. In the industrial market, we expect to see continued negative impact on sales volumes due to the economic slowdown. Average selling price per pound for the three months ended June 30, 2009 was $2.18 compared to $2.12 for the same period of 2008 due to changes in product mix.

Cost of Sales. Cost of sales decreased by $7.7 million, or 35.5%, to $14.2 million for the three months ended June 30, 2009 from $21.9 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as average material costs for the three months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $2.7 million, or 33.7% to $10.7 million for the three months ended June 30, 2009 from $8.0 million for the same period in 2008. Gross margin as a percent of net sales increased to 43.0% for the three months ended June 30, 2009 from 26.7% for the same period in 2008. This increase was primarily attributable to lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat at $3.2 million, or 12.8% of net sales for the three months ended June 30, 2009 and $3.2 million, or 10.7% of net sales for the same period in 2008. Lower commission expense of $0.5 million was offset by increased sales force expenses as we transition to an internal sales force in our commercial business.

Operating Income. Operating income increased by $2.6 million, or 54.3%, to $7.4 million for the three months ended June 30, 2009 from $4.8 million for the comparable period in 2008 due to decreased resin costs.

Scranton Products –Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$44,774	$52,826
Cost of sales	(27,232)	(39,473)
Gross margin	17,542	13,353
Selling, general and administrative expenses	(5,822)	(6,099)
Loss on disposal of property	(126)	—
Impairment of goodwill	4,665	—
Segment operating income	$16,259	$7,254

Net Sales. Net sales decreased by $8.0 million or 15.2% to $44.8 million for the six months ended June 30, 2009 from $52.8 million for the same period in 2008. Overall, we sold 21.0 million pounds of product in the six months ended June 30, 2009, which is a decrease of 16.8% from the 25.2 million pounds sold during the comparable period in 2008. In the industrial market, we expect to see continued negative impact on sales volumes due to the economic slowdown. Average selling price per pound for the six months ended June 30, 2009 was $2.14 compared to $2.10 for the same period of 2008 due to changes in product mix.

Cost of Sales. Cost of sales decreased by $12.3 million, or 31.0%, to $27.2 million for the six months ended June 30, 2009 from $39.5 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as average material costs for the six months ended June 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $4.1 million, or 31.4% to $17.5 million for the six months ended June 30, 2009 from $13.4 million for the same period in 2008. Gross margin as a percent of net sales increased to 39.2% for the six months ended June 30, 2009 from 25.3% for the same period in 2008. This increase was primarily attributable to lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 4.5% to $5.8 million, or 13.0% of net sales for the six months ended June 30, 2009 from $6.1 million, or 11.5% of net sales for the same period in 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in commission expense due to lower sales volumes offset by our transition to a direct sales force.

Impairment of Goodwill. The revision of the impairment of goodwill was $4.7 million, or 10.4% of net sales for the six months ended June 30, 2009 resulting from the finalization of our step 2 impairment analysis under SFAS No. 142 in the first quarter of 2009.

Operating Income. Operating income increased by $9.0 million, or 124.1%, to $16.3 million for the six months ended June 30, 2009 from $7.3 million for the comparable period in 2008 due to revision of impairment of goodwill and lower resin costs.

Corporate Costs – Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,403)	(3,390)
Segment operating loss	$(3,403)	$(3,390)

General and Administrative Expenses.Corporate general and administrative expenses remained flat at $3.4 million for the three months ended June 30, 2009 and June 30, 2008.

Corporate Costs –Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(6,922)	(6,257)
Segment operating loss	$(6,922)	$(6,257)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.7 million, or 10.6%, to $6.9 million for the six months ended June 30, 2009 from $6.2 million for the six months ended June 30, 2008. The increase in general and administrative expenses was primarily attributable to higher incentive compensation of $0.5 million and approximately $0.4 million of increased professional fees, such as accounting and legal costs.

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

Net cash provided by operating activities was $14.7 million and $18.3 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash provided by operating activities in the 2009 period compared to the 2008 period was due to a larger increase in trade accounts receivable, partially offset by continued accounts payable management. The key indicators that we use to monitor our cash flow are accounts receivable days and inventory turnover days. Accounts receivable days were 43 at June 30, 2009 compared to 46 days at June 30, 2008. Our inventory turnover days were 54 at June 30, 2009 compared to 70 days at June 30, 2008.

46

            Net cash used in investing activities was $3.0 million and $41.2 million for the six months ended June 30, 2009 and 2008, respectively. In the 2009 period, cash used in investing activities related to $2.1 million in capital expenditures and $0.9 million related to the Composatron Acquisition. In the 2008 period, cash used in investing activities of $31.1 million related to the Composatron Acquisition which closed on February 29, 2008. Also, there was a $9.6 million earn-out payment in the second quarter of 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $2.3 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. We estimate that capital expenditures for 2009 will be $8.0 million to $13.0 million.

Net cash (used in) provided by financing activities was ($5.8) million and $27.1 million for the six months ended June 30, 2009 and 2008, respectively. In the first half of 2009, we paid $1.1 million in long-term obligations. In the second quarter of 2009, we paid $5.0 million on our credit facility. On February 29, 2008, we received proceeds of $24.3 million related to the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We also borrowed $15.0 million under the Revolving Credit Facility (defined below) during the first quarter of 2008, and paid down $10.0 million in the second quarter of 2008.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at June 30, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

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

Our new Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At June 30, 2009, the Company had an available borrowing base of $34.6 million.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Twelve Months
			Ended
			June 30,
(	Dollars in thousands)	Covenant Amount	2009
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.60x
	Senior secured indebtedness		$31,719
	Adjusted EBITDA		$53,210

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended June 30, 2009:

		Add:	Less:
		Six	Six
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	June 30,	June 30,	June 30,
	2008	2009	2008	2009
Net loss (a)	$(48,354)	$(6,963)	$(811)	$(54,506)
Interest expense, net (a)	34,905	16,086	18,079	32,912
Income tax benefit	(7,095)	(274)	(563)	(6,806)
Depreciation and amortization	21,491	10,665	9,989	22,167
EBITDA	947	19,514	26,694	(6,233)
Impairment of goodwill and other intangibles	40,000	14,408	—	54,408
SFAS 141 inventory adjustment	1,505	—	—	1,505
Relocation and hiring costs	802	73	310	565
Management fee and expenses (b)	1,855	891	1,068	1,678
Severance costs(c)	171	337	125	383
Settlement charges (d)	26	—	26	—
Non-cash compensation charge	118	35	59	94
Composatron non-recurring charges (e)	606	—	150	456
Disposal of fixed assets	—	126	—	126
Registration expenses related to Notes (f)	309	111	192	228
Adjusted EBITDA	$46,339	$35,495	$28,624	$53,210

_____________

(a)     Net loss and interest expense each includes the amortization of approximately $1.2 million of deferred financing costs classified as interest expense for the six months ended June 30, 2009.

(b)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.
(c)	Represents severance costs attributable to individuals whose positions had not been replaced.

(d)	Represents the $26 thousand settlement related to the closing costs of the sale of the Winfield Avenue facility.

(e)	Represents charges related to integration costs from the Composatron Acquisition, which we acquired on February 29, 2008.

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

Long-term Liquidity. At June 30, 2009, we had the availability of approximately $34,632,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets are currently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2009. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond June 30, 2009 for certain of these liabilities.

Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years

Long term debt	$302,625	$250	$24,375	$278,000	$—
Interest on Notes and Term Loan (a)	82,250	653	52,937	28,660	—
Raw materials in transit	633	633	—	—	—
Capital lease obligations	13,486	1,388	4,355	1,509	6,234
Operating lease obligations	7,768	1,010	3,443	1,798	1,517
Separation payout	231	231	—	—	—
Total (b)	$406,993	$4,165	$85,110	$309,967	$7,751
____ (a)	______________ The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.87% related to our Floating Rate Notes and 5.31% related to our Term Loan.

(b)

As of July 23, 2009, our Revolving Credit Facility had a balance of $0 million outstanding and a letter of credit of $1.4 million held against it. Availability under the Revolving Credit Facility was approximately $34.6 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and certain non-financial assets and liabilities beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the deferred provisions associated with Financial Statement Position (“FSP”) 157-2 effective January 1, 2009. The adoption of SFAS 157 and FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“SFP FAS 142-3”), effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of this staff position effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSPSFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS 141(R)-1 had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FSP FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1, effective with the quarter ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

             In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The implementation of this standard, effective with the quarter ended June 30, 2009, did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will have no impact on our consolidated financial position, results of operations or cash flows, but will change how we reference various elements of GAAP when preparing financial statement disclosures..

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

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009 the disclosure controls and procedures were not effective because a material weakness in our internal control over financial reporting that was identified during the quarter ended December 31, 2008 has not yet been fully remediated.

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

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with GAAP. The Company will also institute a training program, which will include attendance at various seminars on accounting for income taxes conducted by recognized tax experts. As of the quarter ended June 30, 2009, this material weakness has not been fully remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

                            For the six months ended June 30, 2009, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement and Release, dated as of April 15, 2009, by and among Ralph Bruno,
CPG International I Inc., AZEK Building Products Inc. and CPG International Holdings LP
(filed as Exhibit 10.24 to Post-Effective Amendment No. 3 to the Registration Statement
on Form S-1 filed on April 27, 2009 and incorporated herein by reference).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer

_______________________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: August 14, 2009	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer