Form 10-Q
period 2009-09-30
CPG INTERNATIONAL INC.
filed 2009-11-13
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There is no public market for the registrant’s common stock. As of October 31, 2009 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1 Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008.	4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008.	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4T. Controls and Procedures.	57

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	57

Item 1A. Risk Factors.	57

Item 6. Exhibits.	58

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2009 and December 31, 2008

(unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$43,369	$22,586
Receivables:
Trade, less allowance for doubtful accounts of $1,466 and $1,660 in 2009 and 2008, respectively	27,675	17,404
Inventories	27,588	33,664
Deferred income taxes—current	3,413	2,579
Prepaid expenses and other	1,879	5,078
Total current assets	103,924	81,311
Property and equipment—net	85,616	93,451
Goodwill	246,715	260,004
Intangible assets —net	93,823	96,610
Deferred financing costs—net	5,624	7,345
Other assets	298	184
Total assets	$536,000	$538,905

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$19,563	$11,981
Current portion of capital lease	499	1,940
Current portion of long-term debt obligations	250	5,250
Accrued interest	6,477	14,413
Accrued rebates	3,366	3,553
Accrued expenses	11,449	8,674
Total current liabilities	41,604	45,811
Deferred income taxes	35,874	34,640
Capital lease obligation—less current portion	5,059	5,053
Long-term debt—less current portion	302,053	302,010
Accrued warranty	3,772	3,853
Other liabilities	610	612
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at September 30,
2009 and December 31, 2008	—	—
Additional paid-in capital	212,082	211,941
Accumulated deficit	(53,568)	(52,593)
Note receivable – CPG Holdings	(8,847)	(7,349)
Accumulated other comprehensive loss	(2,639)	(5,073)
Total shareholder’s equity	147,028	146,926
Total liabilities and shareholder’s equity	$536,000	$538,905

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Net sales	$78,404	$90,856
Cost of sales	(50,304)	(67,837)
Gross margin	28,100	23,019
Selling, general and administrative expenses	(14,147)	(13,662)
Loss on disposal of property	(19)	—
Operating income	13,934	9,357

Other income (expenses):
Interest expense	(7,659)	(8,556)
Interest income	23	160
Foreign currency gain	224	—
Miscellaneous – net	7	78
Total other expenses-net	(7,405)	(8,318)

Income before income taxes	6,529	1,039
Income tax expense	(553)	(414)
Net income	$5,976	$625

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Net sales	$222,178	$260,391
Cost of sales	(143,881)	(195,072)
Gross margin	78,297	65,319
Selling, general and administrative expenses	(41,050)	(39,244)
Impairment of goodwill	(14,408)	—
Loss on disposal of property	(143)	—
Operating income	22,696	26,075

Other income (expenses):
Interest expense	(23,798)	(26,823)
Interest income	76	349
Foreign currency gain	350	—
Miscellaneous – net	(14)	127
Total other expenses-net	(23,386)	(26,347)

Loss before income taxes	(690)	(272)
Income tax (expense) benefit	(285)	151
Net loss	$(975)	$(121)

.

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(unaudited)

(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Cash flow from operating activities:
Net loss	$(975)	$(121)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	15,996	15,971
Non-cash interest charges	1,961	2,087
Deferred income tax provision (benefit)	185	(35)
Share based compensation	50	89
Impairment charge	14,408	—
Unrealized gain on foreign currency exchange	(358)	—
Other	—	(6)
Loss on disposal of property	143	—
Bad debt provision	645	697
Changes in certain assets and liabilities:
Trade receivables	(10,876)	6,698
Inventories	6,076	17,934
Prepaid expenses and other current assets	3,222	5,861
Accounts payable – primarily trade	7,791	(4,528)
Accrued expenses and interest	(4,515)	(6,963)
Other liabilities and assets	(1,604)	1,297
Net cash provided by operating activities	32,149	38,981
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(921)	(31,162)
Acquisition of Procell, net of cash received	—	(12,333)
Purchases of property and equipment	(4,085)	(3,377)
Proceeds from disposal of property and equipment	—	1,887
Net cash used in investing activities	(5,006)	(44,985)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	24,313
Proceeds under revolving credit facility	—	15,000
Payment on revolving credit facility	(5,000)	(15,000)
Payment on long-term obligations	(1,632)	(1,509)
Payment of financing fees	—	(1,281)
Advance to related party	—	(872)
Net cash (used in) provided by financing activities	(6,632)	20,651
Impact of foreign currency on cash and cash equivalents	272	(54)
Net increase in cash and cash equivalents	20,783	14,593
Cash and cash equivalents – Beginning of period	22,586	9,608
Cash and cash equivalents – End of period	$43,369	$24,201
Supplemental disclosures:
Cash paid for interest	$29,773	$33,141
Federal, state and local taxes refunded	$(107)	$(1,193)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$744	$766
Capital lease for equipment	$—	$1,939
Redemption of restricted units – Procell Acquisition	$—	$5,685

See notes to condensed consolidated financial statements.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Certain prior period amounts representing accrued rebates in the condensed consolidated financial statements have been reclassified from accrued expenses to conform to the September 30, 2009 presentation.

The Company has guaranteed debt securities of its direct subsidiary, CPG International I Inc. (“CPG”), and, as a result, although CPG is the issuer of the debt securities, the financial statements included herein for the periods presented are those of the Company. See Note 12 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

Allowance for Doubtful Accounts

Credit is extended to commercial, institutional, residential and industrial construction customers based on an evaluation of their financial condition, and collateral is generally not required. The evaluation of the customer’s financial condition is performed to reduce the risk of loss. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Amounts are written-off when they are determined to be uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Beginning balance	$1,436	$1,717
Increase for anticipated bad debts	190	190
Decrease for accounts written off	(160)	(262)
Effect of foreign currency translation	—	(1)
Ending balance	$1,466	$1,644

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Beginning balance	$1,660	$1,343
Increase for anticipated bad debts	645	697
Decrease for accounts written off	(839)	(395)
Effect of foreign currency translation	—	(1)
Ending balance	$1,466	$1,644

Product Warranties

The Company provides warranty guarantees on its Scranton Products commercial building products against breakage, corrosion and delamination. Prior to June 1, 2009, the Company had provided a 15-year limited warranty on Scranton Products commercial building products. Beginning June 1, 2009, the warranty on Scranton Products commercial building products was extended to 25 years for purchases after that date. The Company provides a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck and AZEK Porch warranties guarantee against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. AZEK Rail products have a 20 year limited warranty for white railing and a 10 year limited warranty for AZEK Premier colored railing. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Since warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Although management believes that the warranty reserves at September 30, 2009 are adequate, actual results may vary from these estimates. The Company currently classifies the warranty reserve as a long-term liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Beginning balance	$3,818	$3,325
Additions	180	588
Warranty settlements incurred	(226)	(112)
Effect of foreign currency translation	—	(12)
Ending balance	$3,772	$3,789

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Beginning balance	$3,853	$3,107
Additions (1)	341	815
Warranty settlements incurred	(422)	(124)
Effect of foreign currency translation	—	(9)
Ending balance	$3,772	$3,789
___________
(1)	Approximately $227,000 added as an initial reserve related to the Composatron Acquisition in the first quarter of 2008 (See Note 3).

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

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder. The Company’s accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of $2,639,000 at September 30, 2009 and $5,073,000 at December 31, 2008. Other comprehensive income for the three and nine months ended September 30, 2009 was $1,471,000 and $2,434,000, respectively. Other comprehensive loss for the three and nine months ended September 30, 2008 was $(1,270,000) and $(1,602,000), respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009 and December 31, 2008, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2006 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. One of the Company’s subsidiaries was audited by a state during the first half of 2009; this audit was completed with no change. One of the Company’s subsidiaries files federal and provincial income tax returns in Canada. The Canada subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was effective for the Company as of September 30, 2009. The adoption of this guidance affects the Company’s accompanying consolidated financial statements in referencing changes or existing GAAP.

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, previously provided annually, to be included in interim financial statements. The adoption of this guidance by the Company on June 30, 2009 affected the accompanying consolidated financial statements in disclosure requirements.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this new guidance by the Company effective with the quarter ended June 30, 2009, affects the disclosures in the accompanying consolidated financial statements. See Note 14 to the accompanying consolidated financial statements for further information.

In April, 2008, the FASB issued guidance to amend the factors that should be considered in determining the useful lives of intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes by the Company on January 1, 2009, did not have a material impact on the accompanying consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. As this guidance will be applied prospectively to business combinations with acquisition dates on or after January 1 2009, the impact to the Company cannot be determined until the transactions occur. No such transactions have occurred to date during 2009. Further, in April 2009, the

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance became effective for the Company for acquisitions after January 1, 2009. The impact to the Company cannot be determined until such transactions occur. No such transactions have occurred to date during 2009.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the accompanying consolidated financial statements.

Accounting Pronouncements Pending Adoption

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance becomes effective for the Company as of October 1, 2009, and is not expected to have a material impact on their financial statements.

In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

2.	SEGMENT INFORMATION

The Company operates the following three reportable segments: AZEK Building Products (“AZEK”), which includes residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail; Scranton Products (“Scranton”), which produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market; and Vycom (“Vycom”), which extrudes thick gauge plastic sheet products under the names of Celtec, Seaboard® and Flametec® and other non-fabricated products for special applications in industrial markets.

Beginning in the third quarter of 2009, the Company realigned its industrial business under Vycom to reinforce itself as a single, standalone entity and brand providing non-fabricated branded sheet to national distributors. The impact of this organizational change on reported results for the nine month period ended September 30, 2009, was to classify industrial sales in a new segment, Vycom, moving $14.3 million of sales from AZEK Building Products and $13.2 million from Scranton Products, along with the corresponding cost of sales and selling, general and administrative expenses. Segment results for the corresponding three and nine month periods ended September 30, 2008, and asset information as of December 31, 2008, have been updated to conform to this organizational change.

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer and Chief Financial Officer), regularly review financial information about each of these segments in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

gross margin and operating income. The accounting policies for the reportable segments are the same as those for the Company. Corporate costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), are not allocated to segments.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$49,643	$18,437	$10,324	$—	$—	$78,404
Cost of sales	(32,069)	(9,805)	(8,430)	—	—	(50,304)
Gross margin	17,574	8,632	1,894	—	—	28,100
Selling, general and administrative expenses	(7,130)	(2,508)	(1,247)	(3,262)	—	(14,147)
Loss on disposal of property	(19)	—	—	—	—	(19)
Segment operating income (loss)	$10,425	$6,124	$647	$(3,262)	$—	$13,934

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,803	$238	$863	$—	$—	$3,904
Selling, general and administrative expense	636	40	553	199	—	1,428
Total depreciation and amortization	$3,439	$278	$1,416	$199	$—	$5,332
Total capital expenditures(1)	$1,259	$677	$133	$107	$—	$2,176

______

(1)	Includes capital expenditures in accounts payable

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$139,714	$54,934	$27,530	$—	$—	$222,178
Cost of sales	(92,062)	(30,398)	(21,421)	—	—	(143,881)
Gross margin	47,652	24,536	6,109	—	—	78,297
Selling, general and administrative expenses	(19,889)	(7,188)	(3,790)	(10,183)	—	(41,050)
Loss on disposal of property	(17)	(126)	—	—	—	(143)
Impairment of goodwill	(14,912)	3,273	(2,769)	—	—	(14,408)
Segment operating income (loss)	$12,834	$20,495	$(450)	$(10,183)	$—	$22,696

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$8,284	$683	$2,769	$—	$—	$11,736
Selling, general and administrative expense	1,751	120	1,659	730	—	4,260
Total depreciation and amortization	$10,035	$803	$4,428	$730	$—	$15,996
Total capital expenditures(1)	$3,208	$982	$433	$206	$—	$4,829

______

(1)	Includes capital expenditures in accounts payable

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$55,719	$22,298	$12,839	$—	$—	$90,856
Cost of sales	(42,468)	(15,161)	(10,208)	—	—	(67,837)
Gross margin	13,251	7,137	2,631	—	—	23,019
Selling, general and administrative expenses	(7,013)	(2,511)	(1,264)	(2,874)	—	(13,662)
Segment operating income (loss)	$6,238	$4,626	$1,367	$(2,874)	$—	$9,357

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,960	$178	$1,005	$—	$—	$4,143
Selling, general and administrative expense	966	41	557	275	—	1,839
Total depreciation and amortization	$3,926	$219	$1,562	$275	$—	$5,982
Total capital expenditures(1)	$749	$699	$—	$250	$—	$1,698

______

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$159,126	$60,998	$40,267	$—	$—	$260,391
Cost of sales	(120,228)	(42,681)	(32,163)	—	—	(195,072)
Gross margin	38,898	18,317	8,104	—	—	65,319
Selling, general and administrative expenses	(18,884)	(7,320)	(3,945)	(9,095)	—	(39,244)
Segment operating income (loss)	$20,014	$10,997	$4,159	$(9,095)	$—	$26,075

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$7,962	$492	$2,974	$—	$—	$11,428
Selling, general and administrative expense	1,937	122	1,666	818	—	4,543
Total depreciation and amortization	$9,899	$614	$4,640	$818	$—	$15,971
Total capital expenditures(1)	$2,602	$958	$115	$468	$—	$4,143

______

(1)	Includes capital expenditures in accounts payable.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information regarding assets by business segment:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Total assets:
AZEK Building Products	$313,327	$314,860
Scranton Products	90,416	68,484
Vycom	125,928	131,775
Corporate	6,329	23,786
Total consolidated assets	$536,000	$538,905

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	September 30, 2009		September 30, 2008
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	42%	26%	43%
Distributor B	11	18	6	10
Distributor C	8	13	12	19
Total	46%	73%	44%	72%

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2009		September 30, 2008
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	43%	27%	44%
Distributor B	11	17	7	12
Distributor C	8	13	10	16
Total	46%	73%	44%	72%

The Company’s geographic distribution of long-lived assets at September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Long-lived assets:
United States	$77,437	$84,871
Canada	8,179	8,580
Total consolidated long-lived assets	$85,616	$93,451

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

3.	ACQUISITIONS

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000 (the “Composatron Acquisition”). Since certain financial targets were met in 2008, that purchase price increased by approximately CAD $1,000,000 in cash (approximately USD $921,000 at June 1, 2009) to the former owners, which was paid on June 1, 2009. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company’s operations. The Composatron Acquisition is accounted for as a purchase business combination.

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

CPG International Inc. and Subsidiaries

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

In the quarter ended June 30, 2009, the Company and the sellers reached a settlement on a portion of escrowed purchase price related to various operational matters. The Company recorded CAD $450,000 (approximately USD $386,000) as a reduction of selling, general and administrative expenses.

The following pro forma consolidated financial information for the nine months ended September 30, 2008 is presented as though the Composatron Acquisition occurred on January 1, 2008. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Composatron Acquisition been consummated as of January 1, 2008, due to the fair values assigned to Composatron’s assets and liabilities, the effect of depreciation and expected useful lives of the acquired assets, as well as changes in interest and income tax expenses as a result of the Composatron Acquisition.

Pro Forma
Nine Months
Ended
September 30,
(Dollars in thousands)	2008

Net sales	$268,286
Net income	$1,381

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

4.	INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$19,009	$18,381
Work in process	20	—
Finished goods	8,559	15,283
Total inventories	$27,588	$33,664

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Land and improvements	$1,701	$1,701
Buildings and improvements	22,856	21,007
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	102,457	97,722
Office furniture and equipment	6,566	5,768
Total property and equipment	143,674	136,292
Construction in progress	2,078	4,445
	145,752	140,737
Accumulated depreciation	(60,136)	(47,286)
Total property and equipment – net	$85,616	$93,451

Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $4,146,000 and $4,456,000, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $12,572,000 and $12,360,000, respectively.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	September 30,	December 31,
(Dollars in thousands)	Years	2009	2008
Goodwill	—	$246,715	$260,004

Non-amortizable intangibles:
Trademarks		67,400	67,400
Other intangibles		742	648
Amortizable intangibles:
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,348)	(973)
Non-compete agreement- net		1,152	1,527

Customer relationships	10	26,189	26,063
Accumulated amortization customer relationships		(11,281)	(9,199)
Customer relationships-net		14,908	16,864

Proprietary knowledge	15	12,763	12,298
Accumulated amortization proprietary knowledge		(3,592)	(2,601)
Proprietary knowledge-net		9,171	9,697

Trade names	5	352	307
Accumulated amortization trade names		(179)	(110)
Trade names-net		173	197

Royalty license	7	363	317
Accumulated amortization royalty license		(86)	(40)
Royalty license-net		277	277
Total amortizable intangibles-net		25,681	28,562
Intangible assets – net		$93,823	$96,610

Goodwill and trademarks are tested for impairment annually. Goodwill is tested at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.At each reporting period, the assigned useful lives are considered for continued appropriateness.

The Company evaluates Goodwill annually at December 31. As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the required analysis due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $11.0 million, $15.4 million and $9.6 million of the estimate was allocated to the AZEK Building Products, Scranton Products and Vycom business segments, respectively, for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009. An additional non-cash Goodwill impairment charge of $14.4 million was required, which the Company recorded in

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

its condensed consolidated financial statements for the three months ended March 31, 2009. Approximately $14.9 million of the additional impairment was allocated to AZEK Building Products, a reduction of $3.3 million was allocated to the Scranton Products business segment and $2.8 million of the additional impairment was allocated to Vycom.

Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $1,186,000 and $1,526,000, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $3,424,000 and $3,611,000, respectively.

The following table presents the future intangible asset amortization expense based on existing amortizable intangible assets at September 30, 2009:

(Dollars in thousands)
2009	$1,184
2010	4,608
2011	4,423
2012	3,804
2013	3,583
Thereafter	8,079
Total	$25,681

The following tables summarize the changes in the Company’s goodwill for the nine month periods ended September 30, 2009 and 2008:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Vycom	Consolidated
Balance at December 31, 2008:
Goodwill	$178,545	$47,384	$70,075	$296,004
Accumulated impairment losses(1)	(10,946)	(15,437)	(9,617)	(36,000)
Goodwill at December 31, 2008	167,599	31,947	60,458	260,004
Impairment of goodwill	(14,912)	3,273	(2,769)	(14,408)
Currency translation adjustment	1,119	–	–	1,119
Balance at September 30, 2009:
Goodwill	179,664	47,384	70,075	297,123
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at September 30, 2009	$153,806	$35,220	$57,689	$246,715

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Consolidated
Balance at December 31, 2007:
Goodwill	$170,666	$47,383	$70,035	$288,084
Purchase goodwill related to the Procell Acquisition	5	–	–	5
Preliminary purchase goodwill related to
the Composatron Acquisition	9,891	–	–	9,891
Currency translation adjustment	(78)	–	–	(78)
Goodwill at September 30, 2008	$180,484	$47,383	$70,035	$297,902

__________________

(1) As estimated on a preliminary basis at December 31, 2008. See discussion above.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

7.	DEFERRED FINANCING COSTS, NET

Deferred financing costs consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(8,051)	(6,330)
Total deferred financing costs, net	$5,624	$7,345

Amortization of deferred financing costs for the three months ended September 30, 2009 and 2008 was approximately $546,000 and $525,000, respectively. Amortization of deferred financing costs for the nine months ended September 30, 2009 and 2008 was approximately $1,721,000 and $1,546,000, respectively. In addition, during the first quarter of 2008, the Company wrote off approximately $469,000 of unamortized deferred financing costs attributable to the Company’s previous credit facility. Amortization of deferred financing costs, as well as the additional write-off, is included in interest expense in the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (7.87% at September 30, 2009 and 9.9% at December 31, 2008)
(includes premium of $65 at September 30, 2009 and $83
at December 31, 2008)	128,065	128,083
Revolving Credit Facility – (4.3%-4.9% at December 31, 2008)	—	5,000
Term Loan due 2011 –5.27% at September 30, 2009 and 7.2% at December 31, 2008 (includes discount of $324 at September 30, 2009 and $573 at December 31, 2008)	24,238	24,177

Total	302,303	307,260
Less current portion	250	5,250
Long-term debt—less current portion	$302,053	$302,010

CPG International I Inc. (“CPG”), a wholly owned subsidiary of the Company, had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at September 30, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of September 30, 2009, the Company has scheduled long term debt payments (excluding interest) of $62,500 in 2009, $250,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

CPG International Inc. and Subsidiaries

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

The Company is in compliance with the financial covenants imposed by the debt agreements as of September 30, 2009.

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

Future minimum rental payments at September 30, 2009 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

(Dollars in thousands)	Capital	Operating
2009	$695	$501
2010	2,449	1,874
2011	1,906	1,569
2012	950	1,037
2013	559	761
Thereafter	6,234	1,517
Total	12,793	$7,259
Less amount representing interest	(7,235)
Present value of minimum capital lease payments	5,558
Less current installments of obligations under capital leases	(499)
Obligations under capital leases—excluding current installments	$5,059

Total rent expense for the three months ended September 30, 2009 and 2008 was approximately $375,000 and $439,000, respectively. Rent expense for the nine months ended September 30, 2009 and 2008 was approximately $1,237,000 and $1,317,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 and $1,125,000 are included in selling, general and administrative expenses for each of the three and nine months ended September 30, 2009 and 2008, respectively. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition in 2008. The acquisition fee was accounted for as part of the purchase price of this transaction.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three and nine months ended September 30, 2009 were $128,000 and $385,000, respectively. Total lease payments for the three and nine months ended September 30, 2008 were $127,000 and $381,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company in 2007. Total lease payments for the three and nine months ended September 30, 2009 were approximately $144,000 and $477,000, respectively. Total lease payments for the three and nine months ended September 30, 2008 were approximately $138,000 and $461,000, respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $8,000 and $20,000 for the three and nine months ended September 30, 2009,

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $8,000 and $24,000 for the three and nine months ended September 30, 2008, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $0 and $4,000 for the three months ended September 30, 2009 and 2008, respectively. Total costs paid after the acquisition to these affiliated companies were approximately $7,000 and $218,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	September 30, 2009
(Dollars in thousands)	CPG
Condensed	International
Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$42,225	$1,144	$—	$43,369
Net receivables	—	—	27,319	356	—	27,675
Inventory	—	—	27,588	—	—	27,588
Other current assets	—	—	5,107	185	—	5,292
Total current assets	—	—	102,239	1,685	—	103,924
Net property and equipment	—	—	77,437	8,179	—	85,616
Goodwill	—	—	237,913	8,802	—	246,715
Net intangible assets	—	—	88,961	4,862	—	93,823
Deferred financing costs, net	—	—	5,624	—	—	5,624
Other assets	—	—	225	73	—	298
Notes receivable - intercompany	—	—	22,116	—	(22,116)	—
Investment in subsidiary	147,028	147,028	8,403	—	(302,459)	—
Intercompany receivables	—	308,780	11,354	19,123	(339,257)	—
Total assets	$147,028	$455,808	$554,272	$42,724	$(663,832)	$536,000
Accounts payable	$—	$—	$19,518	$45	$—	$19,563
Accrued interest	—	6,477	—	—	—	6,477
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	14,549	266	—	14,815
Current portion of capital lease	—	—	499	—	—	499
Total current liabilities	—	6,727	34,566	311	—	41,604
Deferred income taxes	—	—	34,312	1,562	—	35,874
Long-term debt	—	302,053	—	—	—	302,053
Intercompany debt	—	—	308,780	22,116	(330,896)	—
Other non-current liabilities	—	—	9,441	—	—	9,441
Intercompany payable	—	—	19,123	11,354	(30,477)	—
Equity	147,028	147,028	148,050	7,381	(302,459)	147,028
Total liabilities and equity	$147,028	$455,808	$554,272	$42,724	$(663,832)	$536,000

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2008
(Dollars in thousands)	CPG
Condensed	International
Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$21,362	$1,224	$—	$22,586
Net receivables	—	—	17,201	203	—	17,404
Inventory	—	—	33,646	18	—	33,664
Other current assets	—	—	7,458	199	—	7,657
Total current assets	—	—	79,667	1,644	—	81,311
Net property and equipment	—	—	84,871	8,580	—	93,451
Goodwill	—	—	252,322	7,682	—	260,004
Net intangible assets	—	—	91,984	4,626	—	96,610
Deferred financing costs, net	—	—	7,345	—	—	7,345
Other assets	—	—	120	64	—	184
Note receivable - intercompany	—	—	17,849	—	(17,849)	—
Investment in subsidiary	146,926	146,926	9,219	—	(303,071)	—
Intercompany receivables	—	321,673	7,956	13,586	(343,215)	—
Total assets	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905
Accounts payable	$—	$—	$11,886	$95	$—	$11,981
Accrued interest	—	14,413	—	—	—	14,413
Current portion-long term debt	—	5,250	—	—	—	5,250
Accrued expenses	—	—	10,909	1,318	—	12,227
Current portion of capital lease	—	—	1,940	—	—	1,940
Total current liabilities	—	19,663	24,735	1,413	—	45,811
Deferred income taxes	—	—	32,897	1,743	—	34,640
Long-term debt	—	302,010	—	—	—	302,010
Intercompany debt	—	—	321,673	17,849	(339,522)	—
Other non-current liabilities	—	—	9,518	—	—	9,518
Intercompany payable	—	—	13,586	7,956	(21,542)	—
Equity	146,926	146,926	148,924	7,221	(303,071)	146,926
Total liabilities and equity	$146,926	$468,599	$551,333	$36,182	$(664,135)	$538,905

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$76,433	$1,971	$—	$78,404
Cost of sales	—	—	(48,779)	(1,525)	—	(50,304)
Gross margin	—	—	27,654	446	—	28,100
Selling, general and administrative expenses	—	—	(13,815)	(332)	—	(14,147)
Loss on disposal of property	—	—	—	(19)	—	(19)
Operating income (loss)	—	—	13,839	95	—	13,934
Intercompany income	—	7,023	681	(681)	(7,023)	—
Interest expense, net of interest income	—	(7,023)	(7,636)	—	7,023	(7,636)
Miscellaneous, net	—	—	26	(19)	—	7
Foreign currency loss	—	—	224	—	—	224
Income tax (expense) benefit	—	—	(742)	189	—	(553)
Equity in net (loss) income from subsidiary	5,976	5,976	(416)	—	(11,536)	—
Net income (loss)	$5,976	$5,976	$5,976	$(416)	$(11,536)	$5,976

	Nine Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$216,665	$5,513	$—	$222,178
Cost of sales	—	—	(139,718)	(4,163)	—	(143,881)
Gross margin	—	—	76,947	1,350	—	78,297
Selling, general and administrative expenses	—	—	(40,490)	(560)	—	(41,050)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Loss on disposal of property	—	—	(126)	(17)	—	(143)
Operating (loss) income	—	—	21,923	773	—	22,696
Intercompany income	—	21,725	1,946	(1,946)	(21,725)	—
Interest expense, net of interest income	—	(21,725)	(23,722)	—	21,725	(23,722)
Miscellaneous, net	—	—	(37)	23	—	(14)
Foreign currency loss	—	—	350	—	—	350
Income tax benefit (expense)	—	—	(628)	343	—	(285)
Equity in net (loss) income from subsidiary	(975)	(975)	(807)	—	2,757	—
Net (loss) income	$(975)	$(975)	$(975)	$(807)	$2,757	$(975)

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$90,856	$3,416	$(3,416)	$90,856
Cost of sales	—	—	(69,036)	(2,217)	3,416	(67,837)
Gross margin	—	—	21,820	1,199	—	23,019
Selling, general and administrative expenses	—	—	(12,440)	(1,222)	—	(13,662)
Operating income	—	—	9,380	(23)	—	9,357
Intercompany income	—	7,803	—	—	(7,803)	—
Interest expense, net of interest income	—	(7,803)	(8,398)	2	7,803	(8,396)
Miscellaneous, net	—	—	(5)	83	—	78
Income tax benefit (expense)	—	—	(528)	114	—	(414)
Equity in net (loss) income from subsidiary	625	625	176	—	(1,426)	—
Net (loss) income	$625	$625	$625	$176	$(1,426)	$625

	Nine Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$259,656	$5,938	$(5,203)	$260,391
Cost of sales	—	—	(195,741)	(4,534)	5,203	(195,072)
Gross margin	—	—	63,915	1,404	—	65,319
Selling, general and administrative expenses	—	—	(37,441)	(1,803)	—	(39,244)
Operating income	—	—	26,474	(399)	—	26,075
Intercompany income	—	24,636	—	—	(24,636)	—
Interest expense, net of interest income	—	(24,636)	(26,479)	5	24,636	(26,474)
Miscellaneous, net	—	—	(33)	160	—	127
Income tax benefit (expense)	—	—	67	84	—	151
Equity in net (loss) income from subsidiary	(121)	(121)	(150)	—	392	—
Net (loss) income	$(121)	$(121)	$(121)	$(150)	$392	$(121)

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(975)	$(975)	$(975)	$(817)	$2,767	$(975)
Depreciation and amortization	—	—	14,245	1,751	—	15,996
Deferred income tax benefit	—	—	528	(343)	—	185
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	50	—	—	50
Non-cash interest charges	—	—	1,961	—	—	1,961
Unrealized (gain) loss on foreign currency exchange	—	—	(1,892)	1,534	—	(358)
Loss on disposition of fixed assets	—	—	126	17	—	143
Bad debt provision	—	—	645	—	—	645
Equity in net (income) loss from subsidiary	975	975	817	—	(2,767)	—
Trade receivables	—	—	(10,764)	(112)	—	(10,876)
Inventories	—	—	6,057	19	—	6,076
Accounts payable	—	—	7,849	(58)	—	7,791
Accrued expenses and interest	—	—	(4,296)	(219)	—	(4,515)
Prepaid expenses and other current assets	—	—	3,239	(17)	—	3,222
Other changes in working capital	—	—	(1,602)	(2)	—	(1,604)
Net cash provided by operating activities	—	—	30,396	1,753	—	32,149
Acquisition of Composatron	—	—	—	(921)	—	(921)
Purchases of property and equipment	—	—	(4,057)	(28)	—	(4,085)
Net cash used in investing activities	—	—	(4,057)	(949)	—	(5,006)
Intercompany payable/receivable	—	5,000	(3,875)	(1,125)	—	—
Payment on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Other cash used in financing activities	—	—	(1,632)	—	—	(1,632)
Net cash used in financing activities	—	—	(5,507)	(1,125)	—	(6,632)
Cash impact of currency translation adjustment	—	—	—	272	—	272
Net increase (decrease) in cash and cash equivalents	—	—	20,832	(49)	—	20,783
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$42,225	$1,144	$—	$43,369

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Nine Months Ended September 30, 2008
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(121)	$(121)	$(121)	$(150)	$392	$(121)
Depreciation and amortization	—	—	14,270	1,701	—	15,971
Deferred income tax (benefit) provision	—	—	(118)	83	—	(35)
Share based compensation	—	—	89	—	—	89
Other non-cash expenses	—	—	2,081	—	—	2,081
Bad debt provision	—	—	697	—	—	697
Equity in net (income) loss from subsidiary	121	121	150	—	(392)	—
Trade receivables	—	—	1,952	4,746	—	6,698
Inventories	—	—	13,599	4,335	—	17,934
Accounts payable	—	—	(1,563)	(2,965)	—	(4,528)
Other changes in working capital	—	—	246	(51)	—	195
Net cash provided by operating activities	—	—	31,282	7,699	—	38,981
Composatron Acquisition, net of cash	—	—	(31,628)	466	—	(31,162)
Procell Acquisition, net of cash	—	—	(12,333)	—	—	(12,333)
Purchases of property and equipment	—	—	(3,197)	(180)	—	(3,377)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(45,271)	286	—	(44,985)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Intercompany payable/receivable	—	—	7,774	(7,774)	—	—
Proceeds from revolving credit facility	—	15,000	—	—	—	15,000
Payment on revolving credit facility	—	(15,000)	—	—	—	(15,000)
Other cash used in financing activities	—	—	(3,662)	—	—	(3,662)
Net cash provided by (used in) financing activities	—	—	28,425	(7,774)	—	20,651
Cash impact of currency translation adjustment	—	—	—	(54)	—	(54)
Net increase (decrease) in cash and cash equivalents	—	—	14,436	157	—	14,593
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$24,044	$157	—	$24,201

13. SHARE BASED COMPENSATION

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

CPG International Inc. and Subsidiaries

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

A summary of all vested and non-vested Class B Unit activity under the equity program as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008 are presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit amounts)	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	3,105	10
Repurchased	(1,025)	10
Forfeited	(148)	10
Outstanding at September 30, 2009	13,285	$10	$ 258

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit amounts)	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	4,444	10
Repurchased	(63)	10
Forfeited	(187)	10
Outstanding at September 30, 2008	13,353	$10	$ 223

A summary of the B Unit Plan’s non-vested B units as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008 are presented below:

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$ 49.81
Granted/Issued	3,105	16.22
Vested	(1,775)	52.33
Forfeited	(148)	16.97
Non-vested at September 30, 2009	5,850	$ 29.49

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	2,419	$ 109.75
Granted/Issued	4,444	35.14
Vested	(1,465)	84.00
Forfeited	(187)	75.90
Non-vested at September 30, 2008	5,211	$ 52.35

Total fair value of the shares vested during the nine months ended September 30, 2009 and 2008 was approximately $93,000 and $123,000, respectively.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation recognized in the three months ended September 30, 2009 and 2008 was $15,000 and $30,000, respectively. Total compensation recognized in the nine months ended September 30, 2009 and 2008 was $50,000 and $89,000, respectively. The remaining unrecognized compensation costs related to non-vested B units at September 30, 2009 and 2008 was approximately $197,000 and $113,000, respectively, and the weighted-average period of time over which these costs will be recognized is 2.9 years and 2.7 years, respectively.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 13, 2009, which represents the date these financial statements are being filed with the SEC and determined there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 13, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2008 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

OVERVIEW

We are a leading supplier of premium, low maintenance building products designed to replace wood, metal and other materials in the residential, commercial and industrial markets. With a focus on manufacturing excellence, proprietary technologies and quality, we have introduced our products through distribution networks to sizable markets increasingly converting to low maintenance materials. We have developed and acquired a number of branded products including AZEK® Trim, AZEK Moulding, AZEK Deck, AZEK Porch, AZEK Rail, Comtec and Hiny Hiders bathroom partition systems, and TuffTec™ locker systems.

Beginning in the third quarter of 2009, the Company realigned its industrial business under Vycom to reinforce itself as a single, standalone entity and brand providing non-fabricated branded sheet to national distributors. The impact of this organizational change on reported results for the nine month period ended September 30, 2009, was to classify industrial sales in a new segment, Vycom, moving $14.3 million of sales from AZEK Building Products and $13.2 million from Scranton Products, along with the corresponding cost of sales and selling, general and administrative expenses. Segment results for the corresponding three and nine month periods ended September 30, 2008, and asset information as of December 31, 2008, have been updated to conform to this organizational change.

We operate the following three business units:

•

AZEK Building Products, or AZEK, manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market.

•	Scranton Products, or Scranton, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market.
•	Vycom extrudes thick gauge plastic sheet products such as Celtec, Seaboard® and Flametec® and other non-fabricated products for special applications in industrial markets.

On February 29, 2008, we completed the acquisition of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million (“Composatron Acquisition”). Composatron is included in the AZEK Building Products operating segment. For further discussion, see —”Acquisitions” below.

OUR BUSINESS

With a focus on manufacturing excellence and quality over the past 25 years, we have been the first to market with a number of our premium, low maintenance products that offer superior value propositions. With the first mover advantage, we have established leading brands and large distribution networks targeted towards large markets increasingly converting to low maintenance products replacing traditional materials such as wood and metal. Through product development initiatives and acquisitions, we have increased our product offerings and leveraged our distribution channels to further our penetration of the residential, commercial and industrial markets that we serve.

We have successfully introduced branded building products such as AZEK Trim, Deck, Porch, Rail and Mouldings, Comtec bathroom partitions, and TuffTec lockers. We believe many of our products are still in the early stages of their product life cycles as the material conversion opportunity expands. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment which has enabled us to lower our manufacturing conversion costs.

Since the introduction of the AZEK brand over nine years ago, AZEK has gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. AZEK products have accounted for a majority of our net sales during the first nine months of 2009 and for full year 2008 and 2007. Through our two-step, dual distribution network, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of September 30, 2009, our distributors were selling our products to approximately 1,900 local stocking dealers who frequently request our products by brand name. Leveraging our extensive distribution network and brand name, we have expanded AZEK through the internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand through further geographic penetration, product extensions of our trim, moulding, railing and decking products, and the introduction of additional product lines.

Focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products, we have developed the leading brands in the plastic bathroom partition and locker markets. The Scranton product offerings include Comtec, Capitol, Hiny Hider and TuffTec brands, and are used in schools, stadiums, prisons, retail locations and other high-traffic environments that value the functional advantage of plastic. Through Scranton’s widely established distribution network, we are able to service customers in all 50 states. We continue to focus on product enhancements and new product offerings such as our new locker introduced in 2009. Our goal for expansion is continued penetration of existing markets, product enhancements and new product offerings through our existing distribution network.

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP. Throughout the Company’s history, resin prices have been subject to cyclical price fluctuations. Over the past four years, the fluctuations have become increasingly significant due to a variety of issues including constrained supply resulting from natural disasters and foreign demand and domestic economic conditions. Our strategy around managing these fluctuations is to partially offset the impact of significantly higher resin costs through increased sales volumes, improved manufacturing efficiencies and selling price increases.

Through our various product offerings, we have exposure to residential new construction, residential repair and remodel, commercial construction and various industrial markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Scranton’s fabricated products are sold to various commercial markets some of which are dependent on tax receipts of municipalities. Vycom products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. In the first nine months of 2009, we estimate approximately 44% of our products were sold for residential repair and remodeling, 19% new construction, 25% were in the commercial building sector, and 12% sold to various industrial end markets. Over 97% of our sales in the first nine months of 2009 and 2008 were in the United States.

Economic activities across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout the remainder of 2009 and into 2010, particularly in the commercial construction market.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•

general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business, may deteriorate and have an adverse impact on our business strategy, including without limitation, factors relating to interest rates, gross domestic product levels and activity in the residential, commercial and institutional construction market;

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

Revenue Recognition

The Company recognizes revenue at the time product is shipped to the customer and title transfers if all of the four following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured

We accrue for sales returns, discounts and allowance for doubtful accounts based on a current evaluation of experience based on the stated collection terms. Should actual experience differ from estimates, revisions to the reserves or allowances recorded would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between September 30, 2009 and December 31, 2008 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

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

Vendor Rebates

Certain vendor rebates and incentives are earned by us when a specified level of annual purchases are achieved. These vendor rebates are recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions provided the amounts are probable and reasonably estimable. We record the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. We record such incentives during interim periods based on actual results achieved on a year-to-date basis and our expectation that purchase levels will be obtained to earn the rebate.

Product Warranties

The Company provides warranty guarantees against breakage, corrosion and delamination. Prior to June 1, 2009, we provided a 15-year limited warranty on our Scranton Products commercial building products. Beginning June 1, 2009, the warranty on Scranton Products commercial building products was extended to 25 years for purchases after that date. The Company also provides a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Rail products have a 20 year limited warranty for white railing and a 10 year limited warranty for colored railing. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. Since warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Although management believes that the warranty reserves at September 30, 2009 are adequate, actual results may vary from these estimates.

Goodwill and Intangible Assets

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

As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. As of December 31, 2008, the Company had not completed the second step of the required analysis due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the Company’s consideration of the record declines in housing starts, as well as the continued depressed market conditions throughout the fourth quarter of 2008, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time. Approximately $11.0 million, $15.4 million and $9.6 million of the estimate was allocated to the AZEK Building Products, Scranton Products and Vycom business segments, respectively, for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009. An additional non-cash Goodwill impairment charge of $14.4 million was required, which the Company recorded in its condensed consolidated financial statements for the three months ended March 31, 2009. Approximately $14.9 million of the additional impairment was allocated to AZEK Building Products, a reduction of $3.3 million was allocated to the Scranton Products business segment and $2.8 million of the additional impairment was allocated to Vycom. The additional impairment was not a result of further deterioration in the business, but the completion of the required analysis. During the nine months ended September 30, 2009, operating profits have generally been consistent with the forecasted levels included in the goodwill impairment analysis that was finalized in the first quarter of 2009. Based on this operating performance and an evaluation of economic and market conditions, the Company does not believe that there have been events or changes in circumstances during the three months ended September 30, 2009 that would indicate that it is more likely than not that the fair value of any reporting unit has been reduced below its carrying amount.

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

The Company evaluates potential impairment of amortizable intangible assets and long-lived tangible assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In the event assets are impaired, which the Company would determine based on undiscounted cash flows, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$78,404	$90,856
Cost of sales	(50,304)	(67,837)
Gross margin	28,100	23,019
Selling, general and administrative expenses	(14,147)	(13,662)
Loss on disposal of property	(19)	—
Operating income	13,934	9,357
Interest expense, net	(7,636)	(8,396)
Miscellaneous, net	7	78
Foreign currency gain	224	—
Income before income taxes	6,529	1,039
Income tax expense	(553)	(414)
Net income	$5,976	$625

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(64.2)	(74.7)
Gross margin	35.8	25.3
Selling, general and administrative expenses	(18.0)	(15.0)
Loss on disposal of property	—	—
Operating income	17.8	10.3
Interest expense, net	(9.7)	(9.2)
Miscellaneous—net	—	0.1
Foreign currency gain	0.3	—
Income before income taxes	8.3	1.2
Income tax expense	(0.7)	(0.5)
Net income	7.6%	0.8%

Net Sales. Net sales were $78.4 million for the three months ended September 30, 2009, a decrease of $12.5 million, or 13.7%, compared to $90.9 for the same period of 2008. For the three months ended September 30, 2009, AZEK Building Products net sales decreased 10.9%, Scranton Products net sales decreased 17.3% and Vycom net sales decreased 19.6% compared to the same period in 2008. Overall, we sold 51.7 million pounds of product during the three months ended September 30, 2009, which was a 13.9% decrease from the amount sold during the three months ended September 30, 2008. Volume growth in AZEK Deck was more than offset by volume declines in our other residential product lines, as well as our commercial and industrial businesses due to the severe slowdown in our end markets. Average selling price per pound across the Company for the three months ended September 30, 2009 increased to $1.52 from $1.51 for the same period of 2008 primarily due to changes in product mix.

Cost of Sales. Cost of sales decreased by $17.5 million, or 25.8%, to $50.3 million for the three months ended September 30, 2009 from $67.8 million for the same period in 2008. The decrease was primarily attributable to the decline in volume as well as lower average materials costs for the three months ended September 30, 2009 compared to the same period in 2008. Material costs are expected to remain favorable, although costs have been increasing over the last few months.

Gross Margin. Gross margin increased by $5.1 million, or 22.1%, to $28.1 million for the three months ended September 30, 2009 from $23.0 million for the same period of 2008. Gross margin as a percent of net sales increased to 35.8% for the three months ended September 30, 2009 from 25.3% for the same period in 2008. This increase was mainly attributable to the decrease in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 4.0%, to $14.1 million, or 18.0% of net sales for the three months ended September 30, 2009 from $13.6 million, or 15.0% of net sales for the same period in 2008. The increase in selling, general and administrative was primarily attributable to marketing programs in 2009 and higher incentive compensation.

Interest Expense, net. Interest expense, net, decreased by $0.8 million, or 9.1%, to $7.6 million for the three months ended September 30, 2009 from $8.4 million for the same period in 2008. Interest expense declined due to lower variable interest rates in 2009 from 2008.

Income Taxes. Income taxes increased by $0.2 million to $0.6 million for the three months ended September 30, 2009 from $0.4 million for the same period in 2008. Income tax expense for the three months ended September 30, 2009 consists primarily of tax expense attributable to ordinary income ($550 thousand). The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), and forecasted pretax earnings. The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $5.4 million, to net income of $6.0 million for the three months ended September 30, 2009 from a net income of $0.6 million for the comparable period in 2008 as a result of reasons described above, most notably from lower material costs.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$222,178	$260,391
Cost of sales	(143,881)	(195,072)
Gross margin	78,297	65,319
Selling, general and administrative expenses	(41,050)	(39,244)
Loss on disposal of property	(143)	—
Impairment of goodwill	(14,408)	—
Operating income	22,696	26,075
Interest expense, net	(23,722)	(26,474)
Miscellaneous, net	(14)	127
Foreign currency gain	350	—
Loss before income taxes	(690)	(272)
Income tax (expense) benefit	(285)	151
Net loss	$(975)	$(121)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(64.8)	(74.9)
Gross margin	35.2	25.1
Selling, general and administrative expenses	(18.5)	(15.1)
Loss on disposal of property	(0.1)	—
Impairment of goodwill	(6.5)	—
Operating income	10.2	10.0
Interest expense, net	(10.7)	(10.2)
Miscellaneous—net	—	—
Foreign currency gain	0.2	—
Loss before income taxes	(0.3)	(0.1)
Income tax (expense) benefit	(0.1)	0.1
Net loss	(0.4)%	(0.0)%

Net Sales. Net sales were $222.2 million for the nine months ended September 30, 2009, a decrease of $38.2 million, or 14.7%, compared to $260.4 for the same period of 2008. For the nine months ended September 30, 2009, AZEK Building Products net sales decreased 12.2%, Scranton Products net sales decreased 9.9% and Vycom net sales decreased 31.6% compared to the same period in 2008. Overall, we sold 148.5 million pounds of product during the nine months ended September 30, 2009, which was an 18.3% decrease from the amount sold during the nine months ended September 30, 2008. Volume growth in AZEK Deck was more than offset by volume declines in our other residential business, as well as in our commercial and industrial businesses due to the severe slowdown in our end markets. Average selling price per pound across the Company for the nine months ended September 30, 2009 increased to $1.50 from $1.43 for the same period of 2008 primarily due to changes in product mix.

Cost of Sales. Cost of sales decreased by $51.2 million, or 26.2%, to $143.9 million for the nine months ended September 30, 2009 from $195.1 million for the same period in 2008. The decrease was primarily attributable to the decline in volume as well as lower average material costs for the nine months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $13.0 million, or 19.9%, to $78.3 million for the nine months ended September 30, 2009 from $65.3 million for the same period of 2008. Gross margin as a percent of net sales increased to 35.2% for the nine months ended September 30, 2009 from 25.1% for the same period in 2008. This increase was mainly attributable to the decrease in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 4.6%, to $41.0 million, or 18.5% of net sales for the nine months ended September 30, 2009 from $39.2 million, or 15.1% of net sales for the same period in 2008. The increase in selling, general and administrative was primarily attributable to marketing programs for 2009, higher incentive compensation of $0.8 million, a $0.4 million increase in corporate costs primarily related to public company requirements and $0.3 million related to the acquisition of Composatron. These increases were partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Impairment of Goodwill. Impairment of goodwill was $14.4 million for the nine months ended September 30, 2009, resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009.

Interest Expense, net. Interest expense, net, decreased by $2.8 million, or 10.4%, to $23.7 million for the nine months ended September 30, 2009 from $26.5 million for the same period in 2008. Interest expense declined due to lower variable interest rates in 2009 from 2008, and the write-off of approximately $469,000 of deferred financing costs attributable to the Company’s previous credit facility that were included in interest expense for the nine months ended September 30, 2008.

Income Taxes. Income taxes expense was $0.3 million for the nine months ended September 30, 2009 compared to a benefit of $0.1 million for the same period in 2008. Income tax expense for the nine months ended September 30, 2009 consists of tax expense attributable to ordinary income ($1.3 million), and discrete tax adjustments ($1.0 million benefit). The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), and forecasted pretax earnings. The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill. The discrete benefits include the net benefit ($0.5 million) associated with the impairment adjustment recorded during the first quarter of 2009.

Net Loss/Income. Net income decreased by $0.9 million, to a net loss of $1.0 million for the nine months ended September 30, 2009 from a net loss of $0.1 million for the comparable period in 2008 as a result of reasons described above.

Segment Results of Operations

The following discussion provides a review of results for our three business segments: AZEK Building Products, which includes products such as AZEK, as well as other branded highly engineered, metal and wood replacement products; Scranton Products, which includes highly engineered fabricated products such as Comtec and Santana bathroom products and locker systems; and Vycom, which includes Celtec and Flametec® and other non-fabricated products for special applications in the industrial markets. The components of each segment are based on similarities in product line, production processes and methods of distribution and are considered reportable segments. Corporate overhead costs, which include corporate payroll costs and corporate related professional fees, are not allocated to segments, and as such are discussed separately.

AZEK Building Products – Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$49,643	$55,719
Cost of sales	(32,069)	(42,468)
Gross margin	17,574	13,251
Selling, general and administrative expenses	(7,130)	(7,013)
Loss on sale of property	(19)	—
Segment operating income	$10,425	$6,238

Net Sales. Net sales decreased by $6.1 million or 10.9%, to $49.6 million for the three months ended September 30, 2009 from $55.7 million for the same period in 2008. Average selling price per pound for the three months ended September 30, 2009 was $1.37 as compared to $1.32 for the same period of 2008 primarily due to changes in product mix. We sold 36.2 million pounds of product during the three months ended September 30, 2009, which was a 14.4% decrease from the 42.3 million pounds sold during the comparable period in 2008. Decline in trim products was partially offset by growth in our decking line.

Cost of Sales. Cost of sales decreased by $10.4 million, or 24.5%, to $32.1 million for the three months ended September 30, 2009 from $42.5 million for the same period of 2008. The decrease was primarily attributable to lower volumes as well as a decrease in average material costs for the three months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $4.3 million, or 32.6% to $17.6 million for the three months ended September 30, 2009 from $13.3 million for the same period in 2008. Gross margin as a percent of net sales was 35.4% for the three months ended September 30, 2009 compared to 23.8% for the same period in 2008. This increase was primarily attributable to decreased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 1.7% to $7.1 million, or 14.4% of net sales for the three months ended September 30, 2009 from $7.0 million, or 12.6% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily related to marketing programs.

Operating Income. Operating income increased by $4.2 million, or 67.1%, to $10.4 million for the three months ended September 30, 2009 from $6.2 million in the comparable period of 2008 primarily due to decreased resin costs.

AZEK Building Products – Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$139,714	$159,126
Cost of sales	(92,062)	(120,228)
Gross margin	47,652	38,898
Selling, general and administrative expenses	(19,889)	(18,884)
Loss on sale of property	(17)	—
Impairment of goodwill	(14,912)	—
Segment operating (loss) income	$12,834	$20,014

Net Sales. Net sales decreased by $19.4 million or 12.2%, to $139.7 million for the nine months ended September 30, 2009 from $159.1 million for the same period in 2008. Average selling price per pound for the nine months ended September 30, 2009 was $1.34 as compared to $1.24 for the same period of 2008 primarily due to changes in product mix. We sold 104.5 million pounds of product during the nine months ended September 30, 2009, which was an 18.5% decrease from the 128.2 million pounds sold during the comparable period in 2008. Growth in AZEK Deck was more than offset by declines in the residential construction market. Housing starts were down 43.7% year over year, and continue to have a negative impact on the residential construction market.

Cost of Sales. Cost of sales decreased by $28.1 million, or 23.4%, to $92.1 million for the nine months ended September 30, 2009 from $120.2 million for the same period of 2008. The decrease was primarily attributable to lower volumes as well as a decrease in average material costs for the nine months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $8.8 million, or 22.5% to $47.7 million for the nine months ended September 30, 2009 from $38.9 million for the same period in 2008. Gross margin as a percent of net sales was 34.1% for the nine months ended September 30, 2009 compared to 24.4% for the same period in 2008. This increase was primarily attributable to decreased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 5.3% to $19.9 million, or 14.2% of net sales for the nine months ended September 30, 2009 from $18.9 million, or 11.9 % of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to new marketing programs, $0.3 million of severance and $0.3 million related to the acquisition of Composatron. These increases were partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Impairment of Goodwill. Impairment of goodwill was $14.9 million, or 10.7% of net sales, for the nine months ended September 30, 2009 resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009.

Operating Income. Operating income decreased by $7.2 million, or 35.9% to $12.8 million for the nine months ended September 30, 2009 from $20.0 million from the comparable period in 2008 primarily due to the impairment of goodwill.

Scranton Products – Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$18,437	$22,298
Cost of sales	(9,805)	(15,161)
Gross margin	8,632	7,137
Selling, general and administrative expenses	(2,508)	(2,511)
Segment operating income	$6,124	$4,626

Net Sales. Net sales decreased by $3.9 million or 17.3% to $18.4 million for the three months ended September 30, 2009 from $22.3 million for the same period in 2008. Overall, we sold 7.0 million pounds of product in the three months ended September 30, 2009, which is a decrease of 21.0% from the 8.8 million pounds sold during the comparable period in 2008. Softness in the commercial construction market impacted volumes in the third quarter of 2009. Average selling price per pound for the three months ended September 30, 2009 was $2.64 compared to $2.53 for the same period of 2008 due to changes in product mix.

Cost of Sales. Cost of sales decreased by $5.4 million, or 35.3%, to $9.8 million for the three months ended September 30, 2009 from $15.2 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the three months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $1.5 million, or 20.9% to $8.6 million for the three months ended September 30, 2009 from $7.1 million for the same period in 2008. Gross margin as a percent of net sales increased to 46.8% for the three months ended September 30, 2009 from 32.0% for the same period in 2008. This increase was primarily attributable to lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat at $2.5 million, or 13.6% of net sales for the three months ended September 30, 2009 and $2.5 million, or 11.3% of net sales for the same period in 2008. Lower commission expense of $0.4 million was offset by increased sales force expenses as we transition to an internal direct sales force in our commercial business.

Operating Income. Operating income increased by $1.5 million, or 32.4%, to $6.1 million for the three months ended September 30, 2009 from $4.6 million for the comparable period in 2008 due to decreased resin costs.

Scranton Products – Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$54,934	$60,998
Cost of sales	(30,398)	(42,681)
Gross margin	24,536	18,317
Selling, general and administrative expenses	(7,188)	(7,320)
Loss on disposal of property	(126)	—
Impairment of goodwill	3,273	—
Segment operating income	$20,495	$10,997

Net Sales. Net sales decreased by $6.1 million or 9.9% to $54.9 million for the nine months ended September 30, 2009 from $61.0 million for the same period in 2008. Overall, we sold 21.7 million pounds of product in the nine months ended September 30, 2009, which is a decrease of 11.6% from the 24.5 million pounds sold during the comparable period in 2008. The commercial construction market has experienced a decline in activity that intensified in the third quarter of 2009. Average selling price per pound for the nine months ended September 30, 2009 was $2.53 compared to $2.49 for the same period of 2008 due to changes in product mix.

Cost of Sales. Cost of sales decreased by $12.3 million, or 28.8%, to $30.4 million for the nine months ended September 30, 2009 from $42.7 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the nine months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $6.2 million, or 34.0% to $24.5 million for the nine months ended September 30, 2009 from $18.3 million for the same period in 2008. Gross margin as a percent of net sales increased to 44.7% for the nine months ended September 30, 2009 from 30.0% for the same period in 2008. This increase was primarily attributable to lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 1.8% to $7.2 million, or 13.1% of net sales for the nine months ended September 30, 2009 from $7.3 million, or 12.0% of net sales for the same period in 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in commission expense due to lower sales volumes offset by our transition to a direct sales force and increased advertising expense.

Impairment of Goodwill. The revision of the impairment of goodwill was $3.3 million, or 6.0% of net sales for the nine months ended September 30, 2009 resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009.

Operating Income. Operating income increased by $9.5 million, or 86.4%, to $20.5 million for the nine months ended September 30, 2009 from $11.0 million for the comparable period in 2008 due to revision of impairment of goodwill and lower resin costs.

Vycom – Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$10,324	$12,839
Cost of sales	(8,430)	(10,208)
Gross margin	1,894	2,631
Selling, general and administrative expenses	(1,247)	(1,264)
Segment operating income	$647	$1,367

Net Sales. Net sales decreased by $2.5 million or 19.6% to $10.3 million for the three months ended September 30, 2009 from $12.8 million for the same period in 2008. Overall, we sold 8.5 million pounds of product in the three months ended September 30, 2009, which is a decrease of 4.3% from the 8.9 million pounds sold during the comparable period in 2008. The re-launch of Vycom and sales and marketing initiatives only partially offset volume shortfalls due to the economic slowdown. Average selling price per pound for the three months ended September 30, 2009 was $1.21 compared to $1.44 for the same period of 2008 due to changes in product mix and lower material costs.

Cost of Sales. Cost of sales decreased by $1.8 million, or 17.4%, to $8.4 million for the three months ended September 30, 2009 from $10.2 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the three months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin decreased by $0.7 million, or 28.0% to $1.9 million for the three months ended September 30, 2009 from $2.6 million for the same period in 2008. Gross margin as a percent of net sales decreased to 18.3% for the three months ended September 30, 2009 from 20.5% for the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat at $1.2 million, or 12.1% of net sales for the three months ended September 30, 2009 and $1.2 million, or 9.8% of net sales for the same period in 2008

Operating Income. Operating income decreased to $0.6 million for the three months ended September 30, 2009 from $1.4 million for the comparable period in 2008 due to the reasons mentioned above.

Vycom – Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$27,530	$40,267
Cost of sales	(21,421)	(32,163)
Gross margin	6,109	8,104
Selling, general and administrative expenses	(3,790)	(3,945)
Impairment of goodwill	(2,769)	—
Segment operating income	$(450)	$4,159

Net Sales. Net sales decreased by $12.8 million or 31.6% to $27.5 million for the nine months ended September 30, 2009 from $40.3 million for the same period in 2008. Overall, we sold 22.2 million pounds of product in the nine months ended September 30, 2009, which is a decrease of 23.1% from the 28.9 million pounds sold during the comparable period in 2008, resulting from the economic slowdown. Average selling price per pound for the nine months ended September 30, 2009 was $1.24 compared to $1.39 for the same period of 2008 due to changes in product mix and lower material costs.

Cost of Sales. Cost of sales decreased by $10.8 million, or 33.4%, to $21.4 million for the nine months ended September 30, 2009 from $32.2 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the nine months ended September 30, 2009 compared to the same period in 2008.

Gross Margin. Gross margin decreased by $2.0 million, or 24.6% to $6.1 million for the nine months ended September 30, 2009 from $8.1 million for the same period in 2008. Gross margin as a percent of net sales increased to 22.2% for the nine months ended September 30, 2009 from 20.1% for the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 3.9% to $3.8 million, or 13.8% of net sales for the nine months ended September 30, 2009 from $3.9 million, or 9.8% of net sales for the same period in 2008.

Impairment of Goodwill. The impairment of goodwill was $2.8 million, or 10.1% of net sales for the nine months ended September 30, 2009 resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009.

Operating Income. Operating income decreased by $4.6 million, or 110.8%, to a loss of $0.5 million for the nine months ended September 30, 2009 from income of $4.2 million for the comparable period in 2008 due to the impairment of goodwill and lower volumes.

Corporate Costs – Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,262)	(2,874)
Segment operating loss	$(3,262)	$(2,874)

General and Administrative Expenses.Corporate general and administrative expenses increased by $0.4 million, or 13.5%, to $3.3 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008. The increase in general and administrative expenses was primarily attributable to higher incentive compensation of $0.3 million and approximately $0.1 million of consulting expenses.

Corporate Costs –Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(10,183)	(9,095)
Segment operating loss	$(10,183)	$(9,095)

General and Administrative Expenses.Corporate general and administrative expenses increased by $1.1 million, or 12.0%, to $10.2 million for the nine months ended September 30, 2009 from $9.1 million for the nine months ended September 30, 2008. The increase in general and administrative expenses was primarily attributable to higher incentive compensation of $0.8 million and approximately $0.4 million of increased professional fees, such as accounting and legal costs.

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

Net cash provided by operating activities was $32.1 million and $39.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash provided by operating activities in the 2009 period compared to the 2008 period was due to a larger increase in trade accounts receivable, partially offset by a larger increase in accounts payable. Key indicators that we use to monitor our cash flow include accounts receivable days and inventory turnover days. Accounts receivable days were 33 at September 30, 2009 compared to 29 days at September 30, 2008. Our inventory turnover days were unchanged at 50 at September 30, 2009 and 2008.

Net cash used in investing activities was $5.0 million and $45.0 million for the nine months ended September 30, 2009 and 2008, respectively. In the 2009 period, cash used in investing activities related to $4.1 million in capital expenditures and $0.9 million related to the Composatron Acquisition. In the 2008 period, cash used in investing activities of $31.2 million related to the Composatron Acquisition which closed on February 29, 2008. Also, there was a $12.3 million earn-out payment in the second quarter of 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $3.4 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. We estimate that capital expenditures for 2009 will be $5.0 million to $8.0 million.

Net cash (used in) provided by financing activities was ($6.6) million and $20.7 million for the nine months ended September 30, 2009 and 2008, respectively. In the first nine months of 2009, we paid $1.6 million in long-term obligations. In the second quarter of 2009, we paid $5.0 million on our credit facility. On February 29, 2008, we received proceeds of $24.3 million related to the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We also borrowed $15.0 million under the Revolving Credit Facility (defined below) during the first quarter of 2008, and paid down $15.0 million in the first nine months of 2008.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at September 30, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc., Procell Decking Inc (“Procell”) and Scranton Products Inc. (AZEK Building Products Inc. and Procell on one hand and Scranton Products Inc. on the other hand each a “group”) entered into a new senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”). AZEK Building Products Inc., Procell and Scranton Products Inc. are the borrowers under the Revolving Credit Facility. On February 13, 2008, concurrently with the execution of the Revolving Credit Facility, we terminated our then outstanding senior secured revolving credit facility. On February 13, 2008, we repaid the outstanding principal amount of approximately $15.0 million under our prior facility with an approximately $15.0 million draw under the Revolving Credit Facility.

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

Our new Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At September 30, 2009, the Company had an available borrowing base of $27.6 million.

Adjusted EBITDA is calculated similarly under our Term Loan Agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with or any acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to Accounting Standards Codification (ASC) Topic 350 and ASC Topic 360 and the amortization of intangibles pursuant to ASC Topic 350.

In calculating the ratios, our Adjusted EBITDA, senior secured indebtedness and fixed charges, as the case may be, are each computed by giving pro forma effect to, among other items, acquisitions and dispositions that occurred during the last twelve month period for which financial statements have been provided as specified in our relevant debt instruments or later, including certain cost savings and synergies, if any.

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Twelve Months
			Ended
			September 30,
(	Dollars in thousands)	Covenant Amount	2009
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.55x
	Senior secured indebtedness		$31,226
	Adjusted EBITDA		$56,639

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended September 30, 2009:

		Add:	Less:
		Nine	Nine
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	September 30,	September 30,	September 30,
	2008	2009	2008	2009
Net loss (a)	$(48,354)	$(975)	$(121)	$(49,208)
Interest expense, net (a)	34,905	23,722	26,474	32,153
Income tax benefit	(7,095)	285	(151)	(6,659)
Depreciation and amortization	21,491	15,996	15,971	21,516
EBITDA	947	39,028	42,173	(2,198)
Impairment of goodwill and other intangibles	40,000	14,408	—	54,408
Purchase accounting inventory adjustment	1,505	—	—	1,505
Relocation and hiring costs	802	110	659	253
Management fee and expenses (b)	1,855	1,345	1,467	1,733
Severance costs(c)	171	367	165	373
Settlement charges (d)	26	—	26	—
Non-cash compensation charge	118	50	103	65
Composatron non-recurring charges (e)	606	—	346	260
Disposal of fixed assets	—	143	—	143
Registration expenses related to Notes (f)	309	26	238	97
Adjusted EBITDA	$46,339	$55,477	$45,177	$56,639

_____________

(a)     Net loss and interest expense each includes the amortization of approximately $1.7 million of deferred financing costs classified as interest expense for the nine months ended September 30, 2009.

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

Long-term Liquidity. At September 30, 2009, we had the availability of approximately $27,607,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets are currently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2009. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond September 30, 2009 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Long term debt	$302,563	$250	$152,313	$150,000	$—
Interest on Notes and Term Loan (a)	81,910	323	52,927	28,660	—
Raw materials in transit	388	388	—	—	—
Capital lease obligations	12,793	695	4,355	1,509	6,234
Operating lease obligations	7,259	501	3,443	1,798	1,517
Separation payout	172	172	—	—	—
Total (b)	$405,085	$2,329	$213,038	$181,967	$7,751

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.87% related to our Floating Rate Notes and 5.27% related to our Term Loan.

(b)

As of October 26, 2009, our Revolving Credit Facility had a balance of $0 million outstanding and a letter of credit of $1.4 million held against it. Availability under the Revolving Credit Facility was approximately $27.6 million.

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

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was effective for the Company as of September 30, 2009. The adoption of this guidance affects the Company’s accompanying consolidated financial statements in referencing changes or existing GAAP.

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, previously provided annually, to be included in interim financial statements. The adoption of this guidance by the Company on June 30, 2009 affected the accompanying consolidated financial statements in disclosure requirements.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this new guidance by the Company effective with the quarter ended June 30, 2009, affects the disclosures in the accompanying consolidated financial statements. See Note 14 to the accompanying consolidated financial statements for further information.

In April, 2008, the FASB issued guidance to amend the factors that should be considered in determining the useful lives of intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes by the Company on January 1, 2009, did not have a material impact on the accompanying consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. As this guidance will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009, the impact to the Company cannot be determined until the transactions occur. No such transactions have occurred to date during 2009. Further, in April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance became effective for the Company for acquisitions after January 1, 2009. The impact to the Company cannot be determined until such transactions occur. No such transactions have occurred to date during 2009.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact the accompanying consolidated financial statements.

Accounting Pronouncements Pending Adoption

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance becomes effective for the Company as of October 1, 2009, and is not expected to have a material impact on their financial statements.

In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

Our outstanding Floating Rate Notes bear interest at variable rates based on LIBOR. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.3 million per year. Our Revolving Credit Facility provides for borrowings of up to $65.0 million, which also bears interest at variable rates. Assuming the Revolving Credit Facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility. Our Term Loan bears interest at a fluctuating rate, and each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.1 million per year.

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

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009 the disclosure controls and procedures were not effective because a material weakness in our internal control over financial reporting that was identified during the quarter ended December 31, 2008 has not yet been fully remediated.

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

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with GAAP. The Company will also institute a training program, which will include attendance at various seminars on accounting for income taxes conducted by recognized tax experts. As of the quarter ended September 30, 2009, this material weakness has not been fully remediated.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

For the nine months ended September 30, 2009, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2008. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

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

CPG International Inc.

Date: November 13, 2009	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer