Form 10-K
period 2009-12-31
CPG INTERNATIONAL INC.
filed 2010-03-25
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There is no public market for the registrant’s common stock. As of March 25, 2010 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
FORM 10-K
DECEMBER 31, 2009
TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward Looking Statements	3
PART I

Item 1 Business.	5

Item 1A Risk Factors.	11

Item 1B Unresolved Staff Comments.	22

Item 2 Properties.	22

Item 3 Legal Proceedings.	22

Item 4 Removed and Reserved.	22
PART II
Item 5 Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of
Equity Securities.	23

Item 6 Selected Financial Data.	23

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item7A Quantitative and Qualitative Disclosures About Market Risk.	48

Item 8 Financial Statements and Supplementary Data.	49

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	49

Item 9A Controls and Procedures.	49

Item 9B Other Information.	50
PART III
Item 10 Directors, Executive Officers and Corporate Governance.	50

Item 11 Executive Compensation.	54

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.	66

Item 13 Certain Relationships and Related Transactions and Director Independence.	66

Item 14 Principal Accountant Fees and Services.	68
PART IV
Item 15 Exhibits and Financial Statement Schedules.	70

Index to the Consolidated Financial Statements.	F-1

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

Beginning in the third quarter of 2009, we realigned our industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors. Segment results for the years ended December 31, 2008 and 2007, and asset information as of December 31, 2008, have been updated to conform to this organizational change.

We operate the following three business units:

•

AZEK Building Products, or AZEK, manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market;

•	Scranton Products, or Scranton, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market; and
•	Vycom manufactures a comprehensive offering of PVC and olefin sheet products including Celtec, Seaboard®, Playboard®, Sanatec®, Corrtec and Flametec® for special applications in industrial markets.

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

AZEK Building Products

Our AZEK Building Products business unit, representing approximately 61%, 59% and 59% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively, manufactures exterior residential building products under the AZEK brand name for the residential and commercial building markets. Through our AZEK Trim and AZEK Moulding product lines, we offer a variety of products for exterior housing applications such as trim, fascia, soffit, cornerboards, millwork, mouldings and window and door casements. With AZEK Deck and AZEK Porch, we supply deck boards and porch boards for exterior living spaces in residential housing. Through our AZEK Rail product line, we offer a variety of exterior railing systems that complement our decking and porch products. AZEK products are similar to finished wood aesthetically, but require less upkeep for protection. In addition, AZEK products provide many functional advantages as they do not warp or rot, are impervious to water and insect infestation and do not require paints or stains for protection. However in the case of AZEK Trim, it can be painted to achieve a custom color and will hold paint longer in applications where the product is painted. AZEK Trim, AZEK Deck and AZEK Rail are listed with the International Code Council (ICC).

We sell our AZEK products through an expanding nationwide network of specialty building product distributors with over 70 locations who then sell to approximately 1,900 dealers including lumber yards, contractors, installers and more recently big box retailers. Due to our product quality, market leadership and national sales and distribution network, AZEK has developed significant brand awareness within the residential home exteriors market, making it the product of choice for consumers of low maintenance home exterior products.

Scranton Products

Our Scranton Products business unit, representing approximately 25%, 25% and 22% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market. We believe we are the largest vertically integrated supplier of synthetic bathroom partitions, which we sell to schools, universities, parks, recreational facilities, stadium arenas, industrial plants, as well as various retail and commercial facilities. Our bathroom partition and locker alternatives, sold under our leading brands of Comtec, Capitol, Hiny Hiders and TuffTec, are impervious to rust, dents, and scratches; are longer lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed, unlike competing metal products. We sell our bathroom partition and locker systems through both direct and indirect sales forces, covering over 1,200 local dealers across the United States, Canada and Latin America.

Vycom

Our Vycom business unit, representing approximately 14%, 16% and 19% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively, extrudes olefin and PVC products such as Celtec, Seaboard® and Flametec® and other products for special applications in industrial markets. With over twenty-six years of experience, our Vycom line represents a comprehensive offering of lower maintenance, longer lived solutions found in demanding environments where traditional materials may fail, including the marine industry, graphic displays and signage, recreation and playground equipment, food processing, and the chemical industry.

Our Competitive Strengths

We believe that our key competitive strengths are:

            Leading Market Positions with Recognized Branded Leadership. Across our product lines, we are recognized as having established brands representing high quality and innovative products frequently resulting in category leadership. In a 2009 brand use survey conducted by Builder Magazine, AZEK Trim was named the #1 brand in quality. Additionally, ProSalesMagazine conducted a study in 2009 of professional dealers and found that AZEK Deck is the leading brand of non-wood decking product stocked at these locations. At Scranton Products, we believe we are the largest integrated producer of plastic bathroom partitions and lockers with a leading market share that is well established with architects who frequently specify our products by name. With over 26 years of experience, Vycom has established numerous leading brands in a variety of industrial markets where customers frequently ask for our products by name.

Extensive and Growing Distribution Network. Our products are distributed through an extensive nationwide network consisting of manufacturers’ representatives, distributors and dealers. We utilize a direct sales force in conjunction with a national two-step distribution system through which our AZEK Building Products are first sold to 70 specialty wholesale distributors, who in turn sell them to approximately 1,900 dealers, such as lumber yards or retail outlets. We have increased our AZEK dealer base from 150 dealers in 2001 to approximately 1,900 local stocking dealers as of December 31, 2009. We market our Scranton Products synthetic bathroom partition and locker systems through both a direct and indirect sales force which covers over 1,200 local dealers across the United States, Canada and Latin America. Vycom utilizes a direct and indirect sales force as well selling to over 330 customers who in turn sell to Original Equipment Manufacturers (“OEMs”) who fabricate our product for use in a variety of end markets.

Low-Cost Manufacturer. Through over 26 years of developing highly engineered products based on our manufacturing and fabrication expertise, we have positioned our company as a low-cost vertically integrated manufacturer. Our competitive advantages include equipment customization techniques that we have developed over many years in addition to our proprietary material formulations. We believe our manufacturing expertise also allows us to obtain a much higher throughput, and consequently lower unit production costs, from our manufacturing process than most of our competitors. The combination of our market-leading size, vertically integrated business model and the efficiencies associated with our high throughput operations provides us with significant cost and competitive advantages.

Experienced and Incentivized Management Team. We are led by an experienced and committed senior management team that has successfully guided us through historically high resin prices in 2005 and 2006, as well as a difficult economic environment severely impacting the building products market beginning in 2007 and continuing in 2008 and 2009. Members of our management team hold approximately 10% of total equity in CPG International Holdings, LP, our direct parent company.

Business Strategy

The key elements of our business strategy are:

Continue to Introduce Innovative Products. In order to build upon our brand identity to further differentiate ourselves from our competitors and grow our leading market share in our markets, we seek to introduce new products, acquire well positioned products and enhance our existing offerings through research and development activities. Within AZEK Building Products, we have created the premium brand of exterior, low maintenance, residential building products for a wide range of home exterior applications. We began this with the introduction of AZEK Trim nine years ago and have continued to expand the product offering with the development of mouldings and porch and the acquisitions of decking and railing. We are committed to continuing to grow the AZEK product offering of home exterior products through internal development initiatives and acquisitions. At Scranton Products and Vycom, we are focused on continuing to enhance our existing product offering as well as identifying adjacent markets for additional expansion opportunities.

Capitalize on Material Conversion Opportunity. Across all of our target markets, we are focused on capitalizing on the economic and functional advantages of our products relative to competing wood and metal products. While our products’ initial price points can be more expensive than traditional wood, fiber or metal products on an installed cost basis, they offer customers a very attractive lifetime value relative to competing wood and metal products, driven by minimal maintenance requirements, simpler installation and longer product life. Benefits of our highly-engineered synthetic products include lower life cycle cost; ease of fabrication; low moisture absorption; superior corrosion resistance, even compared to stainless steel; high strength-to-weight ratios; low maintenance; and improved cosmetic characteristics. We have been leading this conversion in our target markets, such as synthetic trim, deck, bathroom products, lockers and a diverse array of other markets, including marine, signage, semiconductor, industrial and recreational markets. We intend to seek additional growth in our net sales and profitability from material conversion given our products’ excellent relative aesthetics, performance characteristics and lower lifetime costs as compared to traditional wood and metal products.

Continue to Build Market Share of Our Branded Products. We have successfully created meaningful brand recognition and customer loyalty with respect to our brands such as AZEK, Comtec, Capitol, TuffTec, Hiny Hiders, and Celtec, and are focused on further expanding our sales of these and other branded products. We believe our branded products are market leaders in their respective market segments and seek additional growth from material conversion through further education of architects, builders, distributors, dealers and other consumers regarding the respective advantages of our products over competing wood, fiber and metal products. We have invested heavily in a national advertising and marketing campaign focused on architects, contractors and installers to accelerate the conversion from wood to synthetic home exterior products and to promote the AZEK brand. We believe sales of AZEK should outpace underlying market growth, as the exterior trim, decking and railing markets are still in the early stage of material conversion process. In our synthetic bathroom and locker systems business, we seek to broaden our distribution channels and continue to increase our market share at the expense of metal competitors and other synthetic fabricators that are not vertically integrated and have a higher manufacturing cost position.

Leverage Our Manufacturing Excellence. With over 26 years of experience in developing highly engineered synthetic products, we have gained significant internal manufacturing expertise and technical knowledge, and are focused on remaining a leader in plastic extrusion and fabrication. Our products are manufactured using internally developed material formulations that are the product of years of research, development and experience in field application. We spent over 10 years developing AZEK Trim and, as a result, we believe that AZEK’s highly engineered manufacturing technology would be difficult to replicate. We perform significant customization on each machine following manufacturer installation. We maintain a dedicated on-site laboratory with fully functioning mixing, heating, and extrusion capabilities, and we use this facility to continue our product innovation and experiment with new additives and processes. To ensure our ongoing product quality and manufacturing leadership, we are committed to our continuous process improvement and employee empowerment model based upon LEAN manufacturing principles. We are also focused on improving our leading manufacturing technology to increase capacity and productivity, which would in turn lead to increased volume and profitability.

Our Products

Our products are designed to (i) offer low maintenance and long life without rotting or rusting, (ii) provide superior quality with uniformity, (iii) install easily due to their high degree of workability, and (iv) look aesthetically pleasing.

AZEK Building Products.As the market leader in premium exterior branded building products, we offer a variety of products under the AZEK brand for numerous residential exterior applications. AZEK’s products include:

•

AZEK Trim and Mouldings: AZEK Trim was the first, and to our knowledge, the only non-wood trim product to be listed with the ICC. Our free foam cellular PVC technology produces a product that has unparalleled uniformity, durability, workability and beauty. Product offerings under AZEK Trim and Mouldings include (i) AZEK Traditional and Frontier trim, (ii) AZEK Sheet, intended for pop-out bay windows, raised panels and dormers and is easily used for applications over 12’ wide, (iii) AZEK to Mill (“ATM”), which represents the first free foam PVC product to be manufactured at a full 1.25” thick, making it easier to fabricate thicker profiles such as window sills and custom millwork, (iv) AZEK Beadboard, which is perfect for wainscoting, porch ceilings, soffits, and hot tub surrounds, (v) AZEK Cornerboard, which is pre-formed for easy installation, has a seam that resists opening, ensuring long lasting good looks, and (vi) AZEK Mouldings, which have the look and feel of AZEK Trim, and are available in the most popular moulding profiles and feature the same crisp detail found in authentic wood mouldings, while possessing the longevity and durability that AZEK products provide.

•

AZEK Deck and AZEK Porch: AZEK Deck and Porch offer superior performance attributes for long-life, low maintenance decking that resists stains, moisture, mold/mildew, scuffs, scratching and fading, and can be used in covered or uncovered areas. AZEK Deck and Porch are each in the early stages of a material conversion process from wood and other synthetic materials. Unlike wood or composite decking materials, AZEK Deck and Porch are cellular PVC products that do not contain wood fillers.  Our Procell™ Technology allows our boards to resist stains and scratches, yet be workable like wood.

•

AZEK Rail: AZEK Rail offers the beauty and feel of real wood coupled with the high durability and low maintenance offered by all of our AZEK products. With three versatile styles including, AZEK Premier, Trademark and Reserve, and with expanded color selections, our customers can find a railing system to complement our deck and porch products.

Scranton Products. We fabricate bathroom partitions, shower cubicles and lockers from highly engineered synthetic sheet manufactured internally, and sell these products under our Comtec, Capitol, Hiny Hiders and TuffTec brands. Unlike competing metal products, our synthetic alternatives are impervious to rust, dents and scratches; are longer-lived; graffiti resistant; easily cleaned; and require minimal maintenance once installed. As compared to metal alternatives, our partitions and locker products sell at premium prices but deliver significantly reduced lifecycle costs through increased durability and lower maintenance expenses.

Vycom. We manufacture highly engineered non-fabricated products for use in a wide variety of applications including commercial signage, semiconductors and marine construction, food preparation, machine housing, playground equipment and other diverse applications. These products are tough, high strength and lightweight, and can be ordered in a wide range of sizes, thicknesses and colors. We also manufacture industrial corrosion resistant products which are suited for applications where maximum chemical resistance, prevention of ultraviolet degradation or tolerance to high temperature environments is necessary.

Operations and Manufacturing Process

Our various products are manufactured through a highly technical, precision manufacturing process in which a number of variable elements must be managed in parallel in order for the product to be produced to specifications and perform to expectations. During the manufacturing process, our proprietary products are blended, heated and then processed through an extrusion device. For our end use building products, further steps are taken to fabricate and assemble our products through internally designed, proprietary processes. Developing the correct mixture of raw materials and blends, as well as the proper speed and calibrations, is highly technical, and we have developed significant internal expertise in this process through our 26 years of experience. Each of our machines is customized according to internal proprietary specifications by our technicians in order to establish the correct mixing, speed and extrusion processes.

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

We seek to leverage our Scranton Products sales force, market leading position, promotional materials and proprietary products to develop close relationships with architects and our Pinnacle dealer network. Our sales organization and regional manufacturers’ sales representative organizations provide coverage to over 1,200 local dealers across the United States, Canada and Latin America. Our Scranton Products sales force and agents call on architects in order to promote our innovative products in traditional institutional markets, such as schools, universities, and stadium arenas, as well as targeted new markets, such as retail stores, industrial facilities and food processing plants.

Vycom is marketed through a combination of direct sales efforts and manufacturers’ sales representatives to distributors and OEMs nationwide.

Distribution

Our products are distributed throughout an extensive network consisting of manufacturing representatives, distributors and dealers. We market our products to a diverse group of end markets, including residential, commercial and industrial markets. Our top ten distributors, through more than 40 independent branches, collectively accounted for more than half of our net sales for the year ended December 31, 2009, and our largest distributors, The Parksite Group, through eleven branches, Boston Cedar and Wolf Distributing, each accounted for more than 14% of AZEK Building Product sales for the year ended December 31, 2009, and collectively accounted for approximately 45% of total consolidated net sales for the year ended December 31, 2009.

Through a two-step distribution system, we sell our AZEK products exclusively through an expanding nationwide network of specialty building product distributors with multiple locations (each independently representing the AZEK product) who in turn sell to lumber yards, retail outlets, contractors and installers. Our 25 AZEK distributors are equipped to service every region of the United States and Canada in over 70 locations. We believe that AZEK has also developed the largest and most extensively trained stocking dealer network of any non-wood trim manufacturer in the industry. We have steadily grown our AZEK dealer base from 150 dealers in 2001 to approximately 1,900 as of December 31, 2009.

Our Scranton bathroom partition and locker systems are sold through a national distribution network that covers over 1,200 local dealers across the United States, Canada and Latin America. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify building products by name and material in their designs, leaving dealers and installers less flexibility in choosing manufacturers, and enabling us to service the resulting demand through local dealer networks.

We primarily sell our Vycom non-fabricated products to over 330 customers that represent a national plastic distributors’ network, who in turn sell full sheet and/or fabricate products into a wide variety of components or items for various industrial uses.  We are typically a primary source for our OEM relationships due to the breadth of our non-fabricated product offering.

Raw Materials and Suppliers

Our most significant raw materials are PP, HDPE and PVC dry petrochemical resin. We purchase our raw materials directly from major petrochemical suppliers. Prices are negotiated on a continuous basis, and we do not typically buy forward beyond six months. Historically, we have not bought resin from a sole source and we believe our raw materials are available from alternative sources on similar terms. Over the past five years, resin prices have fluctuated significantly due to increases in natural gas and crude oil prices and demand in the broader economy. These fluctuating resin costs have impacted our profitability throughout 2007, 2008 and 2009. While resin prices declined in late 2008 and early 2009 due to lower demand in the broader economy, prices increased in the remainder of 2009. See “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on raw material prices, as well as the continued availability of raw materials” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Our products also compete with the wood, metal and other traditional products that our synthetic products are designed to replace. For example, AZEK Trim competes primarily with wood, aluminum, engineered wood and vinyl coil wrap. In the cellular PVC trim market, there are few other competitors of scale. The decking market in which AZEK Deck operates is similarly competitive, with numerous significantly larger competitors manufacturing both wood and composite decking. The bathroom partition market is highly fragmented and consists of manufacturers typically producing products in several different materials and price ranges. Metal currently represents more than a majority of the overall bathroom products market. With respect to our Vycom products, the market is highly fragmented, with manufacturers generally focusing on a few core materials that are sold through a similar distribution network. Our competitors for other non-fabricated products include other national and regional manufacturers. See “Risk Factors—Risks Related to Our Business—We face competition in each of our businesses and our customers may not continue to purchase our products.”

Intellectual Property

We rely on a combination of trademarks, trade secrets, unpatented know-how, patents, licenses, and other intellectual property rights and protective measures to protect our proprietary rights. We own approximately 41 U.S. trademark registrations and 7 U.S. patents. We employ various methods, including confidentiality and non-disclosure agreements with third parties and employees who have access to our trade secrets, to protect our trade secrets and know-how.

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

Seasonality

Our sales have historically been moderately seasonal and have been strongest in the first and third quarters of the calendar year. We typically experience increased sales of AZEK products in the first quarter of the year as a result of our “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We have generally experienced decreased sales in the fourth quarter due to adverse weather conditions in certain markets during the winter season. In addition, we have experienced increased sales of our bathroom partition products in the summer months during which schools are typically closed and therefore are more likely to undergo remodeling activities.

Employees

As of February 15, 2010, all of our workforce was non-union and totaled 540 employees, comprised of 355 production employees and 185 office employees. We are not a party to any collective bargaining agreements. We believe our relationship with our employees is good.

Environmental

We are not aware of any environmental liabilities that would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows. We believe we are compliant with all environmental laws and regulations in all material respects and possess all necessary permits to operate our manufacturing and other facilities. Our cost of compliance with environmental laws and regulations was minimal in 2009.

Various federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, particularly carbon dioxide and methane.  Accordingly, future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions.  We cannot predict the impact that this legislation may have on our business in the future. See “Item 1A. Risk Factors—Risks Related to Our Business—The cost of complying with laws relating to the protection of the environment may be significant.”

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

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets have recently been experiencing significant volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Sales in the residential, commercial and institutional construction markets correlate closely to the number of homes, buildings and schools that are built or renovated, which in turn is influenced by factors such as interest rates, inflation, the strength or weakness of the U.S. dollar, gross domestic product levels, consumer confidence and spending habits, demographic trends, employment rates, state and local government revenues and spending on schools and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors could result in a decreased demand for our products, which would materially adversely impact our sales and profitability. Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout 2010, particularly in the commercial construction market.

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

•

Although we believe we have sufficient liquidity under our senior secured revolving credit facility, under extreme market conditions there can be no assurance that such funds will continue to be available or sufficient. Due to the current volatility in the credit markets, there is a risk that lenders could fail or refuse to honor their obligations under existing credit agreements. In addition, as our debt instruments become due starting in 2011, we may need to refinance these instruments. In either case, we may not be able to successfully obtain additional financing on favorable terms, or at all, as the availability and cost of credit has been and continues to be materially adversely affected by current economic conditions. If we are unable to obtain the required capital or if our costs become prohibitively high, our business would be materially adversely affected.

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

The primary raw materials we use in the manufacture of our products are various petrochemical resins, primarily PVC, HDPE and PP. Our financial performance therefore is dependent to a substantial extent on the petrochemical resin market.

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

We purchase our raw materials directly from major petrochemical and chemical suppliers. We have long-standing relationships as well as guaranteed supply with some of these suppliers but we have no fixed-price contracts with any of our resin vendors. Resin purchases are made in accordance with our manufacturing specifications, and are based primarily on price. Prices are negotiated on a continuous basis, and we do not typically buy more than a six month supply of resin.

Dry petrochemical resin prices may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world market for petroleum and the North American natural gas markets could materially adversely affect the prices and general availability of raw materials. Over the past several years, we have at times experienced rapidly increasing resin prices primarily due to the increased cost of oil and natural gas. Due to the uncertainty of oil and natural gas prices, we cannot reasonably estimate our ability to successfully recover any price increases. Even if we are able to pass these price increases on to our customers, we may not be able to do so on a timely basis, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that increases in the cost of resins cannot be passed on to our customers, or the duration of time lags associated with a pass through becomes significant, such increases may have a material adverse effect on our profitability and cash flow. Also, increases in resin prices could negatively impact our competitive position as compared to wood and metal products that are not affected by changes in resin prices.

Additionally, we may be subject to significant increases in prices that may materially impact our financial condition. Over the past four years, PVC resin prices had more than doubled through a period of significant price volatility due to increases in natural gas and crude oil prices and demand in the broader economy. We have seen resin prices decline in 2009 due to lower demand in the broader economy. Our annual average cost of resin decreased by approximately 41.9% from the year ended December 31, 2008 to December 31, 2009, following an increase of 29.7% from the year ended December 31, 2007 to December 31, 2008.

Our continued success is dependent on the performance of our AZEK products, which represent a significant portion of our net sales.

In 2009 and 2008, AZEK products accounted for a majority of our net sales, and net sales of our AZEK products have increased over the past six years. Therefore, our future prospects are largely dependent on the continued success of our AZEK products, which have been on the market for ten years. If we should experience any problems, real or perceived, with product quality, relative value and use as compared to competitive materials, distribution, delivery or consumer acceptance of AZEK products, our sales and profitability could materially decline. In particular, the success of AZEK depends on our customers continuing to be willing to pay more for AZEK on the basis of relative value and use as compared to wood and other products that AZEK is intended to replace. In addition, we are subject to the risk that third parties develop new products that compete favorably with AZEK on a price-to-value relationship.

The severe economic downturn has affected our growth in the residential building market. In 2007 through 2009, demand for our products with our distributors and dealers declined as they maintained lower levels of inventory due to declines in demand in the residential building market. As a result, we experienced declining sales volumes of AZEK in this period, only partially offset in 2009 by new product introductions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Increases in our prices as compared to those of our competitors could materially adversely affect us. In particular, many of these other products that we compete with on a price-to-value basis, such as wood and metal products, are not affected by the fluctuating cost of resin.

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

Certain of our competitors have financial and other resources that are greater than ours and may be better able to withstand price competition. In addition, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques and make it more difficult for us to compete. In addition, because we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to cease purchasing our products.

Some of our products experience seasonality.

We typically experience moderately increased sales of AZEK products in the first quarter of the year during which we conduct an “early buy” sales program, which encourages dealers to stock AZEK products through the use of incentive discounts. We also have experienced decreased sales during the fourth quarter due to adverse weather conditions in certain markets during the winter season. Although AZEK products can be installed year-round, unusually adverse weather conditions can adversely impact the timing of the sales of certain of our products, causing reduced profitability when such conditions exist. In addition, we have experienced increased sales of our synthetic bathroom partition products during the summer months during which schools are typically closed and therefore more likely to be undergoing remodeling activities.

If we are unable to meet future capital requirements, our business may be adversely affected.

We have made significant capital expenditures in our businesses in recent years to expand our facilities and enhance our production processes. We spent approximately $6.3 million, $6.5 million and $15.1 million in capital expenditures in fiscal years 2009, 2008 and 2007. We estimate that capital expenditures for 2010 will be $10.0 million to $15.0 million. As we grow our businesses, we may have to incur additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.

We may incur goodwill impairment charges that adversely affect our operating results.

We review our Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit could be lower than its carrying value. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our Goodwill or long-lived assets. In the event that we determine our Goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations. As of December 31, 2008, we determined that it was more likely than not that the fair value of each of our reporting units was below their respective carrying amounts. As of the time we filed our report in 2008, we had not completed the analysis required under FASB ASC 350 due to the complexities involved in determining the fair value of the assets and liabilities of each reporting unit. However, based on the work performed to date and the continued depressed market conditions, we had concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing our best estimate of the impairment charge at that time. In addition, we recorded a non-cash Trademark impairment charge of $4.0 million for the year ended December 31, 2008. We finalized the Goodwill impairment analysis during the first quarter of 2009, at which time an additional non-cash Goodwill impairment charge of $14.4 million was required, which we recorded in our condensed consolidated financial statements for the quarter ended March 31, 2009. The additional impairment was not a result of further deterioration of the business, but the completion of the required analysis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Intangible Assets.” We continue to evaluate Goodwill annually or if events or circumstances indicate that an impairment loss may have been incurred. Although we concluded that there was no impairment for the year ended December 31, 2009, other impairment charges in the future may have a material adverse effect on our financial condition and results of operations.

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

Our top ten distributors, through more than 40 independent branches, collectively accounted for more than half of our net sales for the year ended December 31, 2009. Our largest distributors, The Parksite Group, through eleven branches, Boston Cedar and Wolf Distributing, each accounted for more than 14% of AZEK Building Product segment sales for the year ended December 31, 2009, and collectively accounted for approximately 45% of total consolidated net sales for the year ended December 31, 2009. We expect our relationship with The Parksite Group, Boston Cedar, Wolf Distributing and our other key distributors to continue; however the loss of or a significant adverse change in our relationships with The Parksite Group, Boston Cedar, Wolf Distributing or any other significant distributor could temporarily disrupt our net sales. Our operations depend upon our ability to maintain our relations with our network of distributors and dealers. If our key distributors and dealers are unwilling to continue to sell our products, if we do not provide product offerings and price points that meet the needs of our key distributors and dealers, or if our key distributors and dealers merge with or are purchased by a competitor, we could experience a decline in sales. The loss of, or a reduction in orders from, any significant distributor or dealer, losses arising from disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any significant distributor or dealer could cause a decrease in our net income and our cash flow. If we are unable to replace such distributors or dealers, or otherwise replace the resulting loss of sales, our business and results of operations could be materially adversely affected.

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

We provide warranty guarantees on our Scranton Products commercial building products against breakage, corrosion and delamination. Prior to June 1, 2009, Scranton Products commercial building products had a 15-year limited warranty. Beginning June 1, 2009, the warranty on Scranton Products commercial building products was extended to 25 years for purchases after that date. AZEK Trim products have a 25-year limited warranty and AZEK Deck and AZEK Porch products sold for residential use have a lifetime limited warranty. The limited warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck and AZEK Porch warranties guarantee against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay. AZEK Rail products have a 20-year limited warranty for white railing and a 10-year limited warranty for AZEK Premier colored railing. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering, or structural defects from fungal decay.

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for ten years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves at December 31, 2009 are adequate, actual results may vary from these estimates.

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

Fluctuations between U.S. and Canadian currency values may adversely affect our results of operations and financial position. Our AZEK Rail products are internally manufactured at production facilities located in Toronto, Canada, and we have established an extensive network of distributors and dealers throughout the United States and Canada. Because the Canadian dollar is the functional currency for our Canadian operations, any change in the exchange rate will affect our reported expenses and net income for any period affected. For example, for the year ended December 31, 2009, we experienced unrealized foreign currency gains of $336,000. A decrease in the value of Canadian currency relative to the U.S. dollar could adversely affect the financial results from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our consolidated financial statements. There can be no assurance that fluctuations in foreign currency exchange rates will not have a materially adverse effect on our business, financial condition or results of operations.

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

There is no assurance that these protections are adequate to prevent competitors from copying, imitating or reverse engineering our products or from developing and marketing products that are substantially equivalent to or superior to our own. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. Due to the nature of our products and technology, it is difficult for us to monitor unauthorized uses of our products and technology. The steps we have taken may not prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products, including our AZEK products, in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on our goodwill in the marketplace because it would damage the reputation of synthetic products generally, whether or not it violates our intellectual property rights.

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

We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose joint and several strict liabilities on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. In addition, various federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, particularly carbon dioxide and methane.  Accordingly, future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions.  We cannot predict the impact that this legislation may have on our business in the future.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2008, because we failed to maintain effective controls over the accounting for income taxes. An error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes, related to the methodology used to establish the Company’s valuation allowance, which was corrected prior to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and had no impact on previously reported periods. This material weakness has been remediated as of December 31, 2009. For more information regarding the material weakness identified and remediated, please see Item 9A of this report.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $307.4 million, excluding up to an additional $23.9 million that was available for borrowing under our senior secured revolving credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions, including the recent volatility and disruptions in the credit markets;
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

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Each 0.25% increase or decrease in the applicable interest rates on our variable-rate debt outstanding at December 31, 2009 would correspondingly change our interest expense by approximately $0.6 million per year.

The indenture governing our outstanding notes and our credit agreements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our senior secured revolving credit facility matures at the latest in 2013, but more likely in 2012 if the floating rate notes are still outstanding, and our term loan matures in 2011. In addition, our floating and fixed rate notes mature in 2012 and 2013, respectively. As a result, we may be required to refinance any outstanding amounts under our term loan prior to the maturity of the notes and any amounts outstanding under our revolving credit facility prior to the maturity of the fixed rate notes. As the notes become due starting in 2012, we may need to refinance these instruments. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we are unable to refinance our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the current economic downturn and ongoing disruptions in the financial markets.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In the Scranton, Pennsylvania area, we operate five owned facilities and one leased property that are organized by material type for manufacturing purposes for AZEK Building Products, Scranton Products and Vycom. We also operate a manufacturing facility in Foley, Alabama as well as two manufacturing facilities in Toronto, Ontario, Canada. The chart below summarizes our facilities.

Facility	Square Feet	Ownership	Use

Scranton Buildings #1 - 5	647,380	Owned	Office and Manufacturing Facilities(1)
Scranton / Keyser Avenue	308,000	Leased	Manufacturing Facility(2)
Administrative Offices	22,000	Leased	Administrative Services(1)(3)
Foley, Alabama	109,500	Leased	Office and Manufacturing Facility(2)
Toronto Facilities	79,500	Leased	Office and Manufacturing Facility(2)
Toronto Facilities	43,000	Leased	Office and Manufacturing Facility(2)(3)

_______

(1)	Facility used by all segments of our business.
(2)	Facility used by our AZEK Building Products business segment.
(3)	Leases will be terminated in 2010. Our administrative offices will be relocating to the Scranton/Keyser Avenue facility following the termination of this lease.

Item 3. Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 4. Removed and Reserved.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for the Company’s Common Shares.

As of December 31, 2009 all of the Company’s issued and outstanding shares of common stock are held by CPG International Holdings LP, its direct parent company.

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

The selected historical financial data presented below for the period from January 1, 2005 to May 10, 2005 have been derived from the Predecessor’s audited consolidated financial statements. The selected historical financial data presented below as of December 31, 2005, 2006, 2007, 2008 and 2009, for the period from May 11, 2005 to December 31, 2005 and the years ended December 31, 2006, 2007, 2008 and 2009 have been derived from the Successor’s audited consolidated financial statements. You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report.

							Predecessor
						Period	Period
	Year	Year	Year		Year	May 11,	January 1,
	Ended	Ended	Ended		Ended	2005 to	2005 to
	December 31,	December 31,	December 31,		December 31,	December 31,	May 10,
(Dollars in thousands)	2009	2008	2007		2006	2005	2005

Statement of Operations
Net sales	$266,875	$305,240	$313,703		$261,790	$140,672	$81,931
Cost of sales	(173,328)	(235,099)	(225,436)		(193,417)	(113,076)	(58,854)
Gross margin	93,547	70, 141	88,267		68,373	27,596	23,077
Selling general and administrative (1)	(57,392)	(50,644)	(47,242)		(40,521)	(18,972)	(21,905)
Lease termination expense	(657)	–	–		–	–	–
(Loss) gain on sale of property	(525)	21	422		–	–	–
Impairment of goodwill and other intangibles	(14,408)	(40,000)	–		–	–	–
Operating income	20,565	(20,482)	41,447		27,852	8,624	1,172
Interest expense, net	(31,347)	(34,905)	(33,698)		(28,685)	(21,175)	(1,860)
Foreign currency gain (loss)	336	(215)	–		–	–	–
Miscellaneous, net	29	153	240		306	158	(384)
(Loss) income before income taxes	(10,417)	(55,449)	7,989		(527)	(12,393)	(1,072)
Income tax benefit (expense)	111	7,095	(3,760)		(230)	4,682	(3,060)
Net (loss) income	$(10,306)	$(48,354)	$4,229		$(757)	$(7,711)	$(4,132)
Other Data
Volume sold (000’s lbs)	178,510	209,105	231,615		186,695	110,600	69,660
Capital expenditures	$8,137	$7,244	$15,098		$17,282	$17,295	$4,489
Balance Sheet Data
(at end of period)
Cash	$44,501	$22,586	$9,608		$2,173	$14,785
Working capital (2)	$52,401	$35,500	$39,058	$	35,511	$32,822
Total assets	$539,404	$538,905	$600,496	$	507,796	$464,918
Total debt (3)	$307,355	$314,253	$284,933	$	258,297	$216,602
Total shareholder’s equity	$138,009	$146,926	$196,494	$	156,972	$157,457

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

(2)	Working capital is defined as current assets less current liabilities.
(3)	Includes capital lease obligations.

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

Beginning in the third quarter of 2009, we realigned our industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors. Segment results for the years ended December 31, 2008 and 2007, and asset information as of December 31, 2008, have been updated to conform to this organizational change.

We operate the following three business units:

•

AZEK Building Products, or AZEK, manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market.

•	Scranton Products, or Scranton, produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders, and TuffTec labels for the commercial market.
•	Vycom manufactures a comprehensive offering of PVC and olefin sheet products including Celtec, Seaboard®, Playboard®, Sanatec®, Corrtec and Flametec® for special applications in industrial markets.

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

OUR BUSINESS

With a focus on manufacturing excellence and quality over the past 26 years, we have been the first to market with a number of premium, low maintenance products that offer superior value propositions. With the first mover advantage, we have established leading brands and large distribution networks targeted towards large markets increasingly converting to low maintenance products replacing traditional materials such as wood and metal. Through product development initiatives and acquisitions, we have increased our product offerings and leveraged our distribution channels to further our penetration of the residential, commercial and industrial markets that we serve. We have successfully introduced branded building products such as AZEK Trim, Deck, Porch, Rail and Mouldings,

Comtec bathroom partitions, and TuffTec lockers. We believe many of our products are still in the early stages of their product life cycles as the material conversion opportunity expands. We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment which has enabled us to lower our manufacturing conversion costs.

Since the introduction of the AZEK brand over ten years ago, AZEK has gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. AZEK products have accounted for a majority of our net sales in 2009, 2008 and 2007. Through our two-step, dual distribution system, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of December 31, 2009, our distributors were selling our products to approximately 1,900 local stocking dealers who frequently request our products by brand name. Leveraging our extensive distribution network and brand name, we have expanded AZEK through the internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand through further geographic penetration, product extensions of our trim, moulding, railing and decking products, and the introduction of additional product lines.

Focused on capitalizing on the functional advantages of our synthetic products relative to competing wood, fiber and metal products, we have developed the leading brands in the plastic bathroom partition and locker markets. The Scranton product offerings include Comtec, Capitol, Hiny Hiders and TuffTec brands, and are used in schools, stadiums, prisons, retail locations and other high-traffic environments that value the functional advantage of plastic. Through Scranton’s widely established distribution network, we are able to service customers in all 50 states. We continue to focus on product enhancements and new product offerings such as our new locker products introduced in 2009. Our goals for expansion include continued penetration of existing markets, product enhancements and new product offerings through our existing distribution network.

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP. Throughout the Company’s history, resin prices have been subject to cyclical price fluctuations. Over the past four years, the fluctuations have become increasingly significant due to a variety of issues including constrained supply resulting from natural disasters and foreign demand and domestic economic conditions. Our strategy around managing these fluctuations is to partially offset the impact of significantly higher resin costs through increased sales volumes, improved manufacturing efficiencies and selling price increases. Although we benefited from lower resin costs in 2009, we expect resin prices to increase in 2010 compared to 2009.

Through our various product offerings, we have exposure to residential new construction, residential repair and remodel, commercial construction and various industrial markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Scranton’s fabricated products are sold to various commercial markets some of which are dependent on tax receipts of municipalities. Vycom products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. In 2009, approximately 19% of our products were sold for new construction, 42% were for remodeling, and 25% were in the commercial building sector, with the remaining 14% sold to various industrial end markets. Over 96% and 97% of our sales in 2009 and 2008, respectively, were in the United States.

Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout 2010, particularly in the commercial construction market. Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets recently have been experiencing volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example, these factors combined to negatively affect our AZEK Building Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our products.

ACQUISITIONS

On February 11, 2008, we entered into a purchase and sale agreement to acquire 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32.4 million. Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1.0 million in cash (approximately $921,000 USD at the time of payment in June 2009). The acquisition closed on February 29, 2008. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. We believe the acquisition of Composatron was ideal for the expansion of our product offerings within the building products market. The Composatron business reports as part of our AZEK Building Products business unit.

On December 13, 2006, we entered into a unit purchase agreement and a contribution agreement to acquire all of the outstanding equity of Pro-Cell, LLC, which owned and operated Procell Decking Systems for a total purchase price of $77.3 million, which included $12.3 million in cash plus additional equity in CPG International Holdings LP, our parent company (“Holdings”), valued at approximately $5.7 million since certain financial targets were met for the year ended December 31, 2007. The acquisition of Procell closed on January 31, 2007. Procell was a privately held manufacturer located in Foley, Alabama, that had developed the next generation product in the synthetic decking market. We believe that the acquisition of Procell was key to our strategy of expanding AZEK Building Products to be the market leader for premium low maintenance exterior home products. The Procell business reports as part of our AZEK Building Products business unit.

On March 11, 2010, pursuant to the contribution agreement for the Procell Acquisition, Holdings received a notice from one of our unit holders, who is also one of the sellers of Procell, to exercise his right to have Holdings repurchase all of his Class A units at fair market value in accordance with the terms of the contribution agreement. Once the fair market value of the units has been determined in accordance with the terms of the contribution agreement, we or one of our subsidiaries intend to loan these funds to Holdings, which will repurchase 2,176.1683 Class A units from such unit holder.

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

Revenue Recognition

We recognize revenue at the time product is shipped to the customer and title transfers if all of the four following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

We accrue for sales returns, discounts and allowance for doubtful accounts based on a current evaluation of experience based on the stated collection terms. Should actual experience differ from estimates, revisions to the reserves or allowances recorded would be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2009 and December 31, 2008 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is decreased when uncollectible accounts receivable balances are actually written off.

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

Product Warranties

We provide warranty guarantees against breakage, corrosion and delamination. Prior to June 1, 2009, we provided a 15-year limited warranty on our Scranton Products commercial building products. Beginning June 1, 2009, the warranty on Scranton Products commercial building products was extended to 25 years for purchases after that date. We also provide a 25-year limited warranty on AZEK Trim and Moulding products, and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Rail products have a 20-year limited warranty for white railing and a 10-year limited warranty for colored railing. AZEK products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay. Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for four years, both of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Although management believes that the warranty reserves at December 31, 2009 are adequate, actual results may vary from these estimates.

Goodwill and Intangible Assets

We account for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with FASB ASC 350. In accordance with the guidance, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is lower than its carrying value. Testing of Goodwill to identify potential impairment and calculate the amount of impairment, if any, is performed using a two step process. The first step, which involves estimating the fair value of each reporting unit, is performed by comparing the fair value of the reporting unit to the unit’s carrying values, including the Goodwill allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the Goodwill impairment test shall be performed to measure the amount of impairment loss, if any. Under step two, the implied fair value of Goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared to the carrying value of Goodwill. The excess of the carrying value of Goodwill over the implied fair value of Goodwill represents the amount impaired.

We evaluate Goodwill annually at December 31.  The significant estimates and assumptions used by management in assessing each reporting unit’s fair value and the recoverability of Goodwill is based on the estimated discounted future cash flows of that unit.  Our approach is based on each reporting unit’s projection of operating results and cash flows that are discounted using our weighted average cost of capital.  The basis of our cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures.  Assumptions under this method included a discount rate of approximately 13%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from 4% to 60%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years.  We further assume a terminal growth rate after five years of approximately 4% to 4.5%, based upon the estimated growth of individual products and their projected growth cycles.

As of December 31, 2009, we completed our annual impairment of goodwill and determined that no impairment of goodwill existed. We also believe that the fair value of each reporting unit substantially exceeded its carrying value.  In addition, we were not aware of any events or circumstances that would indicate an impairment loss. Factors that were considered included: adverse change in operating results, decline in strategic business plans, and significantly lower future cash flows.

As of December 31, 2008, we determined that it was more likely than not that the fair value of each of our reporting units was below their respective carrying amounts. Accordingly, we recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing our best estimate of the impairment charge at the time. Approximately $11.0 million, $15.4 million and $9.6 million were allocated to the AZEK Building Products, Scranton Products and Vycom business segments, respectively, for the year ended December 31, 2008. We finalized our Goodwill impairment analysis during the first quarter of 2009 and an additional non-cash impairment charge of $14.4 million was recorded in our condensed consolidated financial statements for the three months ended March 31, 2009. Approximately $14.9 million of the additional impairment was allocated to AZEK Building Products, a reduction of $3.3 million was allocated to the Scranton Products business segment and $2.8 million of the additional impairment was allocated to Vycom. The additional impairment was not a result of further deterioration in the business, but the completion of the required analysis. We will continue to evaluate Goodwill annually or if events or circumstances indicate that an impairment loss may have occurred.

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

We evaluate potential impairment of amortizable intangible assets and long-lived tangible assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Amortizable intangible assets and long-lived tangible assets include customer relationships, non-compete agreements, proprietary knowledge and fixed assets. In the event that these assets are impaired, which we would determine based on undiscounted cash flows, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  We expense our share-based compensation on a straight-line basis over the requisite service period for each award.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2009	2008
Net sales	$266,875	$305,240
Cost of sales	(173,328)	(235,099)
Gross margin	93,547	70,141
Selling, general and administrative expenses	(57,392)	(50,644)
Lease termination expense	(657)	—
(Loss) gain on sale of property	(525)	21
Impairment of goodwill and other intangibles	(14,408)	(40,000)
Operating income (loss)	20,565	(20,482)
Interest expense, net	(31,347)	(34,905)
Miscellaneous, net	29	153
Foreign currency gain (loss)	336	(215)
Loss before income taxes	(10,417)	(55,449)
Income tax benefit	111	7,095
Net loss	$(10,306)	$(48,354)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(64.9)	(77.0)
Gross margin	35.1	23.0
Selling, general and administrative expenses	(21.5)	(16.6)
Lease termination expense	(0.2)	—
(Loss) gain on sale of property	(0.2)	—
Impairment of goodwill and other intangibles	(5.4)	(13.1)
Operating income (loss)	7.7	(6.7)
Interest expense, net	(11.7)	(11.4)
Miscellaneous—net	—	0.1
Foreign currency gain (loss)	0.1	(0.1)
Loss before income taxes	(3.9)	(18.2)
Income tax benefit	0.0	2.3
Net loss	(3.9)%	(15.8)%

Net Sales. Net sales were $266.9 million for the year ended December 31, 2009, a decrease of $38.3 million, or 12.6%, from $305.2 million for the year ended December 31, 2008. For the year ended December 31, 2009, AZEK Building Products net sales decreased 9.3%, Scranton Products net sales decreased 11.6% and Vycom net sales decreased 25.9% compared to the year ended December 31, 2008. Average selling price per pound across the Company for the year ended December 31, 2009 increased to $1.50 from $1.46 for the same period of 2008, primarily due to changes in product mix. Overall, we sold 178.5 million pounds of product during the year ended December 31, 2009, which was a 14.6% decrease from the 209.1 million pounds sold during the year ended December 31, 2008. Volume growth in AZEK Deck was more than offset by volume declines in our other residential businesses, as well as in our commercial and industrial businesses due to the severe slowdown in our end markets which continued throughout 2009.

Cost of Sales. Cost of sales decreased by $61.8 million, or 26.3%, to $173.3 million for the year ended December 31, 2009 from $235.1 million for the same period in 2008. The decrease was primarily attributable to the decline in volume as well as lower average material costs for the year ended December 31, 2009 compared to the same period in 2008. Our average cost of resin decreased by approximately 41.9% for the year ended December 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $23.4 million, or 33.4%, to $93.5 million for the year ended December 31, 2009 from $70.1 million for the same period of 2008. Gross margin as a percent of net sales increased to 35.1% for the year ended December 31, 2009 from 23.0% for the same period in 2008. This increase was mainly attributable to the decrease in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.8 million, or 13.3%, to $57.4 million, or 21.5% of net sales for the year ended December 31, 2009 from $50.6 million, or 16.6% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily attributable to increased selling and marketing costs of $2.8 million and higher incentive compensation of $2.0 million.

Lease Termination Expense. Lease termination expense was $0.7 million, or 0.2% of net sales for the year ended December 31, 2009. This represents the cost to terminate the leases of our administrative offices as well as to consolidate our Canadian manufacturing facilities.

Loss on Sale of Property. Loss on sale of property was $0.5 million, or 0.2% of net sales for the year ended December 31, 2009. This loss resulted from disposal of fixed assets.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill was $14.4 million, or 5.4% of net sales for the year ended December 31, 2009, resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009 as compared to $40.0 million, or 13.1%, of net sales for the year ended December 31, 2008, resulting from the write-down of goodwill and trademarks in the fourth quarter as a result of depressed market conditions. The additional impairment loss was not a result of further deterioration of the business, but the completion of the required analysis.

Interest Expense, net. Interest expense, net, decreased by $3.6 million, or 10.2%, to $31.3 million for the year ended December 31, 2009 from $34.9 million for the same period in 2008. Interest expense declined due to lower variable interest in 2009 from 2008, and the write-off of approximately $469,000 of deferred financing costs attributable to the Company’s previous credit facility that were included in interest expense for the year ended December 31, 2008.

Income Taxes. Income tax benefit decreased by $7.0 million, or 98.4%, to a benefit of $0.1 million for the year ended December 31, 2009 from a benefit of $7.1 million for the same period in 2008. Income tax benefit decreased primarily due to a reduction in the year over year pretax loss, offset in part by a decrease in nondeductible impairment charges, and a lower net increase in the valuation allowance against net deferred tax assets other than deferred tax liabilities related to indefinite-lived assets (which cannot be used to support the realization of existing deferred tax assets).

Net Loss. Net loss decreased by $38.1 million, to a net loss of $10.3 million for the year ended December 31, 2009 from a net loss of $48.4 million for the comparable period in 2008 as a result of reasons described above, particularly from the lower average resin costs as well as from decreased impairment expense.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$305,240	$313,703
Cost of sales	(235,099)	(225,436)
Gross margin	70,141	88,267
Selling, general and administrative expenses	(50,644)	(47,242)
Gain on sale of property	21	422
Impairment of goodwill and other intangibles	(40,000)	—
Operating (loss) income	(20,482)	41,447
Interest expense, net	(34,905)	(33,698)
Miscellaneous, net	153	240
Foreign currency loss	(215)	—
(Loss) income before income taxes	(55,449)	7,989
Income tax benefit (expense)	7,095	(3,760)
Net (loss) income	$(48,354)	$4,229

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(77.0)	(71.9)
Gross margin	23.0	28.1
Selling, general and administrative expenses	(16.6)	(15.1)
Gain on sale of property	—	0.1
Impairment of goodwill and other intangibles	(13.1)	—
Operating (loss) income	(6.7)	13.2
Interest expense, net	(11.4)	(10.7)
Miscellaneous—net	0.1	0.1
Foreign currency loss	(0.1)	—
(Loss) income before income taxes	(18.2)	2.5
Income tax benefit (expense)	2.3	(1.2)
Net (loss) income	(15.8)%	1.3%

Net Sales. Net sales decreased by $8.5 million, or 2.7%, to $305.2 million for the year ended December 31, 2008, from $313.7 million for the year ended December 31, 2007. Overall, AZEK Building Products net sales decreased 2.5% from December 31, 2008 compared to December 31, 2007, Vycom net sales decreased 15.3% from December 31, 2008 compared to December 31, 2007 and Scranton Products net sales increased 7.4% from December 31, 2008 compared to December 31, 2007. Average selling price per pound across the Company for the year ended December 31, 2008 increased to $1.46 from $1.35 for the same period of 2007, due to higher selling prices and changes in product mix. Overall, we sold 209.1 million pounds of product during the year ended December 31, 2008, which was a 9.7% decrease from the 231.6 million pounds sold during the year ended December 31, 2007. Additional volume from the acquisition of Composatron and growth in our Scranton Products commercial business was more than offset by declines in our residential and industrial markets due to the continued severe slowdown of the broader economy.

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

Impairment of Goodwill and Other Intangibles. Impairment of goodwill and other intangibles was $40.0 million, or 13.1% of net sales for the year ended December 31, 2008, resulting from the write-down of goodwill (based on our best estimate at the time) and trademarks in the fourth quarter of 2008 as a result of depressed market conditions.

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

AZEK Building Products – Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2009	2008
Net sales	$163,775	$180,536
Cost of sales	(107,703)	(140,909)
Gross margin	56,072	39,627
Selling, general and administrative expenses	(28,384)	(24,128)
Lease termination expense	(413)	—
(Loss) gain on sale of property	(282)	21
Impairment of goodwill	(14,912)	(10,946)
Segment operating income	$12,057	$4,574

Net Sales. Net sales decreased by $16.7 million or 9.3%, to $163.8 million for the year ended December 31, 2009 from $180.5 million for the same period in 2008. Average selling price per pound for the year ended December 31, 2009 was $1.34 as compared to $1.26 for the same period of 2008 primarily due to changes in product mix. We sold 122.6 million pounds of product during the year ended December 31, 2009, which was a 14.6% decrease from the 143.6 million pounds sold during the comparable period in 2008. Growth in AZEK Deck was more than offset by declines in other product lines. From data provided by the National Association of Home Builders, housing starts were down 38.7% year over year, and continue to have a negative impact on the residential construction market.

Cost of Sales. Cost of sales decreased by $33.2 million, or 23.6%, to $107.7 million for the year ended December 31, 2009 from $140.9 million for the same period of 2008. The decrease was primarily attributable to lower volumes as well as a decrease in average material costs for the year ended December 31, 2009 compared to the same period in 2008. Our average cost of resin decreased by approximately 41.9% for the year ended December 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $16.5 million, or 41.5% to $56.1 million for the year ended December 31, 2009 from $39.6 million for the same period in 2008. Gross margin as a percent of net sales was 34.2 % for the year ended December 31, 2009 compared to 21.9% for the same period in 2008. This increase was primarily attributable to decreased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million, or 17.6% to $28.4 million, or 17.3% of net sales for the year ended December 31, 2009 from $24.1 million, or 13.4 % of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $3.5 million for new marketing programs primarily due to new products and $1.3 million of higher incentive compensation. These increases were partially offset by $0.4 million received related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Lease Termination Expense. Lease termination expense was $0.4 million for the year ended December 31, 2009 which represents the required termination costs to consolidate our Canadian manufacturing facilities.

Impairment of Goodwill. Impairment of goodwill was $14.9 million, or 9.1% of net sales, for the year ended December 31, 2009 resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009. Impairment of goodwill was $10.9 million, or 6.1% of net sales, for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008. The additional impairment loss was not a result of further deterioration of the business, but the completion of the required analysis.

Operating Income. Operating income increased by $7.5 million to $12.1 million for the year ended December 31, 2009 from $4.6 million from the comparable period in 2008 primarily due to the reasons described above, primarily the decrease in average material costs for the year ended December 31, 2009.

AZEK Building Products – Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$180,536	$185,150
Cost of sales	(140,909)	(131,051)
Gross margin	39,627	54,099
Selling, general and administrative expenses	(24,128)	(21,506)
Gain on sale of fixed assets	21	—
Impairment of goodwill	(10,946)	—
Operating income	$4,574	$32,593

Net Sales. Net sales decreased by $4.6 million or 2.5%, to $180.5 million for the year ended December 31, 2008 from $185.1 million for the same period in 2007. Average selling price per pound for the year ended December 31, 2008 was $1.26 as compared to $1.17 for the same period in 2007 due to the addition of AZEK Rail and price increases that were implemented during the second and third quarters of 2008 in the residential market. We sold 143.6 million pounds of product during the year ended December 31, 2008, which was an 8.9% decrease from the 157.6 million pounds sold during the comparable period in 2007. The acquisition of Composatron was more than offset by decline in our residential market. From data provided by the National Association of Home Builders, housing starts were down 45.0% year over year, and continue to have a negative impact on the residential market. Our residential product volume has declined year over year due to the continued severe slowdown in the broader economy.

Cost of Sales. Cost of sales increased by $9.8 million, or 7.5%, to $140.9 million for the year ended December 31, 2008 from $131.1 million for the same period of 2007. The increase was primarily attributable to a 29.7% increase in average resin costs for the year ended December 31, 2008 compared to the same period in 2007. The increase in average resin costs was primarily offset by lower sales volumes.

Gross Margin. Gross margin decreased by $14.5 million, or 26.8% to $39.6 million for the year ended December 31, 2008 from $54.1 million for the same period in 2007. This decrease was primarily attributable to reduced net sales and increased resin costs. Gross margin as a percent of net sales was 21.9% for the year ended December 31, 2008 compared to 29.2% for the same period in 2007. The margin decline was primarily attributable to the increase in material costs and lower volumes offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 12.2% to $24.1 million, or 13.4% of sales for the year ended December 31, 2008 from $21.5 million, or 11.6% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to an additional $2.5 million related to Composatron.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill was $10.9 million, or 6.1% of net sales for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008.

Operating Income. Operating income decreased by $28.0 million, or 86.0% to $4.6 million for the year ended December 31, 2008 from $32.6 million for the comparable period in 2007, primarily due to higher average resin costs and the impairment of goodwill.

Scranton Products – Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2009	2008
Net sales	$66,103	$74,807
Cost of sales	(36,694)	(52,607)
Gross margin	29,409	22,200
Selling, general and administrative expenses	(9,847)	(9,145)
Loss on disposal of property	(129)	—
Impairment of goodwill	3,273	(19,437)
Segment operating income	$22,706	$(6,382)

Net Sales. Net sales decreased by $8.7 million or 11.6% to $66.1 million for the year ended December 31, 2009 from $74.8 million for the same period in 2008. Overall, we sold 25.8 million pounds of product in the year ended December 31, 2009, which is a decrease of 14.3% from the 30.1 million pounds sold during the comparable period in 2008. The commercial construction market has experienced a decline in activity that intensified in the second half of 2009. Average selling price per pound for the year ended December 31, 2009 was $2.56 compared to $2.49 for the same period of 2008 due to changes in product mix. Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout 2010, particularly in the commercial construction market.

Cost of Sales. Cost of sales decreased by $15.9 million, or 30.2%, to $36.7 million for the year ended December 31, 2009 from $52.6 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the year ended December 31, 2009 compared to the same period in 2008. Our average cost of resin decreased by approximately 41.9% for the year ended December 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin increased by $7.2 million, or 32.5% to $29.4 million for the year ended December 31, 2009 from $22.2 million for the same period in 2008. Gross margin as a percent of net sales increased to 44.5% for the year ended December 31, 2009 from 29.7% for the same period in 2008. This increase was primarily attributable to lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or 7.7% to $9.8 million, or 14.9% of net sales for the year ended December 31, 2009 from $9.1 million, or 12.2% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to higher marketing expense of $0.6 million and higher incentive compensation of $0.4 million. A decrease in commission expense due to lower sales volumes was offset by our transition to a direct sales force.

Impairment of Goodwill. The revision of the 2008 impairment of goodwill was a $3.3 million reduction, or 5.0% of net sales for the year ended December 31, 2009, resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009. Impairment of goodwill was $19.4 million, or 26.0% of net sales, for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008.

Operating Income. Operating income increased by $29.1 million to $22.7 million for the year ended December 31, 2009 from $9.1 million for the comparable period in 2008 due to revision of impairment of goodwill and lower resin costs.

Scranton Products – Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$74,807	$69,646
Cost of sales	(52,607)	(49,485)
Gross margin	22,220	20,161
Selling, general and administrative expenses	(9,145)	(10,055)
Impairment of goodwill and other intangibles	(19,437)	—
Operating income	$(6,382)	$10,106

Net Sales. Net sales increased by $5.2 million or 7.4% to $74.8 million for the year ended December 31, 2008 from $69.6 million for the same period in 2007. Average selling price per pound for the year ended December 31, 2008 was $2.49 as compared to $2.39 for the same period of 2007. The results reflect the impact of selling price increases in the commercial building products line, implemented in the second and third quarters of 2008 and change in mix to higher priced products. Overall, we sold 30.1 million pounds of product in the year ended December 31, 2008, which is an increase of 3.3% from the 29.1 million pounds sold during the comparable period in 2007.

Cost of Sales. Cost of sales increased by $3.1 million, or 6.3%, to $52.6 million for the year ended December 31, 2008 from $49.5 million for the same period of 2007. The increase was primarily attributable to the 29.7% increase in average resin costs compared to the same period in 2007.

Gross Margin. Gross margin increased by $2.0 million, or 10.1% to $22.2 million for the year ended December 31, 2008 from $20.2 million for the same period in 2007. Gross margin as a percent of net sales was 29.7% for the year ended December 31, 2008 as compared to 28.9% for the year ended December 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or 9.1%, to $9.2 million, or 12.2% of sales for the year ended December 31, 2008 from $10.1 million, or

14.4% of net sales for the same period in 2007. The decrease in selling, general and administrative expenses was largely attributable to a one-time patent infringement charge of $0.5 million in September of 2007.

Impairment of Goodwill and Other Intangibles. Impairment of goodwill and other intangibles was $19.4 million, or 26.0% of net sales for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008.

Operating Income. Operating income decreased by $16.5 million, or 163.2%, to a net loss of $6.4 million for the year ended December 31, 2008 from $10.1 million for the comparable period in 2007 higher average resin costs and the impairment of goodwill.

Vycom –Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2009	2008
Net sales	$36,997	$49,897
Cost of sales	(28,931)	(41,583)
Gross margin	8,066	8,314
Selling, general and administrative expenses	(5,540)	(5,263)
Loss on disposal of property	(89)	—
Impairment of goodwill	(2,769)	(9,617)
Segment operating loss	$(332)	$(6,566)

Net Sales. Net sales decreased by $12.9 million or 25.9% to $37.0 million for the year ended December 31, 2009 from $49.9 million for the same period in 2008. Overall, we sold 30.1 million pounds of product in the year ended December 31, 2009, which is a decrease of 15.2% from the 35.5 million pounds sold during the comparable period in 2008, resulting from the economic slowdown. Average selling price per pound for the year ended December 31, 2009 was $1.23 compared to $1.41 for the same period of 2008 due to lower prices and changes in product mix.

Cost of Sales. Cost of sales decreased by $12.7 million, or 30.4%, to $28.9 million for the year ended December 31, 2009 from $41.6 million for the same period of 2008. The decrease was primarily attributable to a decrease in volumes as well as a decrease in average material costs for the year ended December 31, 2009 compared to the same period in 2008. Our average cost of resin decreased by approximately 41.9% for the year ended December 31, 2009 compared to the same period in 2008.

Gross Margin. Gross margin decreased by $0.2 million, or 3.0% to $8.1 million for the year ended December 31, 2009 from $8.3 million for the same period in 2008. Gross margin as a percent of net sales increased to 21.8% for the year ended December 31, 2009 from 16.7% for the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 5.3% to $5.5 million, or 15.0% of net sales for the year ended December 31, 2009 from $5.3 million, or 10.5% of net sales for the same period in 2008. The increase in selling, general and administrative expenses was primarily due to $0.4 million for new marketing programs primarily due to the promotion of the Vycom segment and $0.3 million of higher incentive compensation. These increases were partially offset by lower commissions of $0.3 million due to lower sales.

Impairment of Goodwill. The impairment of goodwill was $2.8 million, or 7.5% of net sales for the year ended December 31, 2009 resulting from the finalization of our step 2 impairment analysis in the first quarter of 2009. Impairment of goodwill was $9.6 million, or 19.3% of net sales, for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008. The additional impairment loss was not a result of further deterioration of the business, but the completion of the required analysis.

Operating Loss. Operating loss decreased by $6.3 million, or 94.9%, to a loss of $0.3 million for the year ended December 31, 2009 from loss of $6.6 million for the comparable period in 2008 due to the impairment of goodwill, lower volumes as well as a decrease in average material costs.

Vycom –Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from the Company’s consolidated financial statements:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007
Net sales	$49,897	$58,907
Cost of sales	(41,583)	(44,900)
Gross margin	8,314	14,007
Selling, general and administrative expenses	(5,263)	(4,720)
Gain on sale of property	—	422
Impairment of goodwill	(9,617)	—
Segment operating (loss) income	$(6,566)	$9,709

Net Sales. Net sales decreased by $9.0 million or 15.3% to $49.9 million for the year ended December 31, 2008 from $58.9 million for the same period in 2007. Overall, we sold 35.5 million pounds of product in the year ended December 31, 2008, which is a decrease of 21.0% from the 44.9 million pounds sold during the comparable period in 2007, resulting from the economic slowdown. Average selling price per pound for the year ended December 31, 2008 was $1.41 compared to $1.31 for the same period of 2007.

Cost of Sales. Cost of sales decreased by $3.3 million, or 7.4%, to $41.6 million for the year ended December 31, 2008 from $44.9 million for the same period of 2007. The decrease was primarily attributable to a decrease in volumes for the year ended December 31, 2008 compared to the same period in 2007.

Gross Margin. Gross margin decreased by $5.7 million, or 40.6% to $8.3 million for the year ended December 31, 2008 from $14.0 million for the same period in 2007. Gross margin as a percent of net sales decreased to 16.7% for the year ended December 31, 2008 from 23.8% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 11.5% to $5.3 million, or 10.6% of net sales for the year ended December 31, 2008 from $4.7 million, or 8.0% of net sales for the same period in 2007. The increase in selling, general and administrative expenses was primarily due to increased bad debt expense of $0.4 million.

Impairment of Goodwill. The impairment of goodwill was $9.6 million for the year ended December 31, 2008 resulting from the write-down of goodwill based on our best estimate at the time in the fourth quarter of 2008.

Operating Income. Operating income decreased by $16.3 million to a loss of $6.6 million for the year ended December 31, 2008 from income of $9.7 million for the comparable period in 2007 due to the impairment of goodwill and lower volumes.

Corporate Costs –Year Ended December 31, 2009 compared to the Year Ended December 31, 2008.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2009	2008
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(13,621)	(12,108)
Lease termination expense	(244)	—
Loss on disposal of property	(25)	—
Operating income	$(13,890)	$(12,108)

General and Administrative Expenses.Corporate general and administrative expenses increased by $1.5 million, or 12.5%, to $13.6 million for the year ended December 31, 2009 from $12.1 million for the year ended December 31, 2008. The increase in general and administrative expenses was primarily attributable to approximately $1.3 million of higher incentive compensation.

Lease termination expense. Lease termination expense was $0.3 million for the year ended December 31, 2009, which represents the required termination costs to consolidate our administrative offices into one of our manufacturing facilities.

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

Net cash provided by operating activities was $37.4 million, $36.3 million and $21.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by operating activities for 2009 remained level with 2008 due to lower net loss and increased accounts payables being offset by higher inventory levels resulting from higher purchases in the fourth quarter of 2009. We chose to purchase additional resin in the fourth quarter of 2009. We continuously monitor our accounts receivable and inventory levels in order to maintain positive cash flow, which is most important to us during the current economic downturn. The key indicators that we use to monitor these levels are accounts receivables turnover and inventory turnover days. Accounts receivable days of 28 at December 31, 2009 were only slightly higher than 20 at December 31, 2008, which improved from 47 at December 31, 2007. Our inventory turnover days were 141 at December 31, 2009 compared to 51 days at December 31, 2008 due to higher purchases in the fourth quarter. Inventory turnover days were 51 at December 31, 2008 compared to 108 at December 31, 2007. Much of the decrease in inventory days related to the timing of shipments for the AZEK winter buy program as well as from improved inventory management in 2008 compared to 2007.

Net cash used in investing activities was $7.2 million, $47.9 million and $70.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, cash used in investing activities of $7.2 million consisted of $6.3 million in capital expenditures and $0.9 million related to the Composatron Acquisition. In 2008, cash used in investing activities of $31.2 million related to the Composatron Acquisition completed on February 29, 2008. In addition, there was a $12.3 million earn-out payment in 2008 to the former owners of Procell, related to the contingent purchase price on the Procell Acquisition. The remaining cash used in investing activities related to $6.3 million in capital expenditures and $1.9 million in proceeds from the sale of equipment. In 2007, cash used in investing activities of $58.2 million related to the Procell Acquisition completed on January 31, 2007. The remaining cash used in investing activities in 2007 related to $14.4 million in capital expenditures primarily for the capacity expansion at our Foley Alabama manufacturing facility. On May 10, 2007, we also sold one of our manufacturing facilities for approximately $2.0 million. We estimate that our capital expenditures for 2010 will be $10.0 million to $15.0 million.

Net cash (used in) provided by financing activities was $(8.6) million, $24.1 million and $56.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, we repaid $5.0 million of borrowings under our Revolving Credit Facility (defined below). We also repaid $2.2 million in long-term obligations, primarily towards our capital leases. On February 29, 2008, we received proceeds of $24.3 million from borrowings under the Term Loan Agreement (defined below) in order to finance a portion of the Composatron Acquisition. We incurred an additional $1.3 million in financing fees related to the additional 2008 funding. We also borrowed approximately $25.0 million against our revolving credit facility and paid down approximately $20.0 million during 2008. On January 31, 2007 we received gross proceeds of $33.0 million from the issuance of additional floating rate notes as well as $34.9 million in additional capital contributions, in order to finance the Procell Acquisition.

Floating Rate Notes and Fixed Rate Notes. CPG International I Inc. (“CPG”), our wholly owned subsidiary, had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at December 31, 2009. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

We and our subsidiaries, including AZEK Building Products Inc. (“AZEK”), Procell Decking Inc (“Procell”) and Scranton Products Inc. (“Scranton”; AZEK and Procell on one hand and Scranton on the other hand each a “group”) are a party to a senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”), which we entered into on February 13, 2008. AZEK, Procell and Scranton are the borrowers under the Revolving Credit Facility.

The Revolving Credit Facility provides for an aggregate maximum credit of $65.0 million. The borrowing capacity available to each group is limited by a borrowing base. For each group, the borrowing base is limited to a percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent in the exercise of its reasonable business judgment. At December 31, 2009, the Company had an available borrowing base of $23.9 million.

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

The Revolving Credit Facility contains negative covenants that, subject to certain exceptions and limitations, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase indebtedness. The covenants under the Revolving Credit Facility also include a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (defined below) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. See “—Covenant Ratios in Indenture and Credit Agreements” below.

Term Loan

We and our subsidiaries, including AZEK, Procell and Scranton, are a party to a senior secured term loan agreement (“Term Loan Agreement”), with Wachovia Bank, National Association, as administrative agent and the lenders from time to time party thereto (the “Term Loan Agreement”), which we entered into on February 29, 2008. CPG, AZEK, Procell and Scranton are the borrowers under the Term Loan Agreement. The Term Loan Agreement provides for a term loan of $25.0 million, which was drawn in order to fund a part of the financing for the Composatron Acquisition. The Term Loan Agreement provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of 4.0% or (ii) adjusted LIBOR plus a spread of 5.0%, subject to a LIBOR floor of 3.25%, or (iii) a combination thereof.

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

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts. The borrowers are required to repay the outstanding principal under the Term Loan Agreement in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance under the Term Loan Agreement due on the maturity date, no later than February 28, 2011. The Term Loan Agreement contains a mandatory prepayment based on excess cash flow at December 31, 2009, which is payable on April 5, 2010. We applied for and obtained a waiver to release our obligation under this prepayment. We are currently reviewing various options for repayment of the Term Loan Agreement in 2011, including cash from operations, extending the term of the loan, borrowing under the Revolving Credit Facility or any other financing options.

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

Change in Control Provisions in Indebtedness. The occurrence of certain kinds of change of control events would constitute an event of default under our credit agreements, and would also trigger a requirement under the indenture governing the Notes to offer to repurchase all then outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Notes have been previously called for redemption. A default under our credit agreements would result in a default under the indenture governing the Notes if the lenders accelerate the debt under our credit agreements. In addition, our failure to purchase tendered Notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under our credit agreements. Moreover, our credit agreements restrict our ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase Notes unless we first repaid all indebtedness outstanding under our credit agreements and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all.

Covenant Ratios in Indenture and Credit Agreements. Our Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (defined as our Term Loan Agreement, Revolving Credit Facility, letter of credit and capital leases) on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

In addition, the indenture governing the Notes includes a material covenant limiting the amount of indebtedness that the Company, CPG and its subsidiaries may incur. Under the indenture, CPG and the subsidiary guarantors are permitted to incur indebtedness only if the ratio of Adjusted EBITDA (referred to in the indenture as “Consolidated EBITDA”) for the four most recent full fiscal quarters to certain fixed charges for such period, calculated on a pro forma basis is greater than 2.0 to 1.0 (referred to in the indenture as the “Consolidated Fixed

Charge Coverage Ratio”) or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a letter of credit basket, an acquired debt basket and a general debt basket. The acquired debt basket permits CPG or any of its restricted subsidiaries to incur debt to finance an acquisition so long as the Consolidated Fixed Charge Coverage Ratio would be equal to or greater than immediately prior to such acquisition. CPG utilized this debt basket to finance previous acquisitions, including the Santana acquisition and the Procell acquisition. Non-compliance with this covenant could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit agreements or other indebtedness we may incur in the future.

Our Revolving Credit Facility includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At December 31, 2009, the Company had an available borrowing base of $23.9 million.

Adjusted EBITDA is calculated similarly under our Term Loan Agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors. In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with or any acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill, any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to Accounting Standards Codification (ASC) Topic 350 and ASC Topic 360 and the amortization of intangibles pursuant to ASC Topic 350.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Year Ended
			December 31,
(	Dollars in thousands)	Covenant Amount	2009
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.50x
	Senior secured indebtedness		$30,726
	Adjusted EBITDA		$60,873

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreements and indenture, for the year ended December 31, 2009:

Year Ended
December 31,
2009
Net loss (a)	$(10,306)
Interest expense, net (a)	31,347
Income tax benefit	(111)
Depreciation and amortization	21,604
EBITDA	42,534
Impairment of goodwill (b)	14,408
Loss on disposal of fixed assets	525
Relocation and hiring costs	474
Lease termination fees (c)	657
Severance costs (d)	412
Management fee (e)	1,740
Registration expense related to Notes (f)	26
Non-cash compensation charge (g)	97
Adjusted EBITDA	$60,873

______________

(a)     Net loss and interest expense each includes the amortization of approximately $2.3 million of deferred financing costs classified as interest expense for the year ended December 31, 2009.

(b)     Represents the write-down of our goodwill related to the completion of our impairment analysis during the first quarter of 2009.

(c)	Represents the one-time charges required to terminate facility leases.
(d)	Represents severance costs attributable to individuals whose positions had not been replaced.

(e)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(f)	Represents charges related to our registration statement for the Notes.
(g)	See Note 14 to our consolidated financial statements.

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

Long-Term Liquidity. At December 31, 2009, we had the availability of approximately $23,887,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets recently have been experiencing volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2009. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond December 31, 2009 for certain of these liabilities.

		Due in			Due
		Less than 1	Due in	Due in	after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Notes	$278,000	$—	$128,000	$150,000	$—
Interest on Notes	65,631	12,470	45,286	7,875	—
Term Loan	24,500	250	24,250	—	—
Interest on Term Loan	1,497	1,284	213	—	—
Capital lease obligations	12,098	2,449	2,856	1,098	5,695
Operating lease obligations	5,347	1,456	1,822	1,057	1,012
Raw materials in transit	998	998	—	—	—
Separation payout	104	104	—	—	—
Total (a)(b)	$388,175	$19,011	$202,427	$160,030	$6,707

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.18% related to our Floating Rate Notes and 5.26% related to our Term Loan.
(b)	As of March 25, 2010, our Revolving Credit Facility had a balance of $10.0 million outstanding and a letter of credit of $1.4 million held against it.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, Consolidation, (ASC 810). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. As we previously adopted ASC 810, the guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by us. We adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective for us as of October 1, 2009, and did not have a material impact on our accompanying consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was effective for us as of September 30, 2009. The adoption of this guidance affects our accompanying consolidated financial statements in referencing changes or existing GAAP.

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, previously provided annually, to be included in interim financial statements. Our adoption of this guidance on June 30, 2009 affected the consolidated financial statements in disclosure requirements.

In April, 2008, the FASB issued guidance to amend the factors that should be considered in determining the useful lives of intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. Our adoption of these changes on January 1, 2009, did not have a material impact on the accompanying consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. As this guidance will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009, the impact to the Company cannot be determined until the transactions occur. Further, in April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance became effective for us for acquisitions after January 1, 2009. The impact on us cannot be determined until such transactions occur. No such transactions have occurred to date.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact the accompanying consolidated financial statements.

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company, together with the report of the independent registered public accounting firm thereon, are presented as part of this report on pages F-1 through F-43 under Item 15 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.  This report can be found in Item 8, page F-3.

Changes in Internal Control Over Financial Reporting

As of December 31, 2008, we identified a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. An error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes, related to the methodology used to establish our valuation allowance, which was corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2008 and had no impact on previously reported periods. As a result of this material weakness, we completed the implementation of the following measures during the year ended December 31, 2009 to remediate this material weakness:

•	Our valuation allowance calculation methodology has been corrected and is reviewed in detail each quarter.
•	We established formal review procedures, including a secondary review process of our quarterly income tax documentation.
•	We also continued to enhance our quarterly documentation practices related to the accounting of income taxes.

As a result of our enhancement of controls, management has concluded that the material weakness described above has been remediated as of December 31, 2009. Other than what is described above, there have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2009 as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We intend in the future to continue to refine our internal controls on an ongoing basis as necessary.

Item 9B. Other Information.

The Term Loan Agreement contains a mandatory prepayment based on excess cash flow at December 31, 2009, which is payable on April 5, 2010. We applied for and obtained a waiver to release our obligation under this prepayment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information about our directors and executive officers. With respect to our Board of Directors, the biographies of each of our continuing directors contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, information regarding involvement in certain legal or administrative proceedings, and the experience, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director for the Company.

Name	Age	Position with our Company
Eric K. Jungbluth	49	Chief Executive Officer and Director
Scott Harrison	37	Executive Vice President and Chief Financial Officer
Ken Buck	57	Senior Vice President, Human Resources
Jason Grommon	36	Senior Vice President, Operations
Donald Wharton	42	President, Scranton Products Inc.
James Andersen	47	Director
Vincent A. Calarco	67	Director
Stuart M. Christhilf, IV	35	Director
Brian R. Hoesterey	42	Chairman of the Board
Christopher P. Mahan	43	Director
Vincent A. Sarni	81	Director
Julian M. Steinberg	55	Director

Eric K. Jungbluth, our Chief Executive Officer, joined us in April 2008 and also became a director at that time. Mr. Jungbluth joins the Company from HNI Corporation, where he served as an Executive Vice President and the President of The HON Company. Mr. Jungbluth joined HNI Corporation in 2003 as President of Allsteel Inc. Prior to joining Allsteel, Mr. Jungbluth held several senior roles at Moen Incorporated (a division of Fortune Brands) including Vice President of National Accounts, Vice President of Business Development, and VP/General Manager of CSI Accessories. Mr. Jungbluth also spent two years at Kirsch (a division of Newell) as Vice President of Sales, and ten years at Warner Lambert in sales, marketing, and brand management roles. Mr. Jungbluth has a B.A. from the University of Wisconsin with a major in accounting and finance. Mr. Jungbluth has extensive experience in operations and strategic planning in the consumer and industrial product sectors.

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

Ken Buck, our Senior Vice President, Human Resources, joined us in 2008. Prior to joining us, Mr. Buck held various positions in Human Resource Management at SI Handling Systems, Lutron Electronics, Sytex Inc. and Lockheed Martin. He received a bachelor’s degree from Kutztown University and an M.S. in Human Resources from American University.

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

James Andersen became a director in May 2005. Mr. Andersen is the Managing Partner and co-founder of Clearview Capital, a buyout firm which he formed in 1999. Prior to joining Clearview Capital, Mr. Andersen was with Capital Partners from 1996 to 1999. Previously, Mr. Andersen was a project manager at Mars and Company, an international strategy consulting firm, and prior to that, he was an international staff field engineer with Schlumberger. Mr. Andersen received a B.S.E. in Civil Engineering, cum laude, from Princeton University and earned an M.B.A. from the Wharton School in 1989. Over the past five years, he has served and currently serves as a director of Twinco -Romax LLC, Senior Care Centers of America, Inc., Hillsdale Furniture LLC, M.H. Zeigler and Sons, LLC, Rowmark, LLC and Hettinger Welding, LLC. Mr. Andersen has extensive experience in investment management and strategic planning in the consumer and industrial product industries, as well as experience with executive compensation.

Vincent A. Calarco became a director in June 2006. Mr. Calarco was Chairman, President and Chief Executive Officer of Crompton Corporation (now known as Chemtura Corporation), a producer of specialty chemicals and polymer products, from 1999 to 2004. Previously, he was President and Chief Executive Officer of Crompton & Knowles Corporation, a predecessor of Crompton Corporation, from 1985 to 1999, and Chairman from 1986 to 1999. Mr. Calarco received a B.S. in chemical engineering from Polytechnic University and an M.B.A. with distinction from The Harvard Business School. He is currently a director of Consolidated Edison, Inc. and a Trustee of Saint Raphael Healthcare System. In addition, Mr. Calarco is the Chairman of Newmont Mining Corporation. Mr. Calarco has extensive experience in the polymer product industry, as well as strong leadership skills from his experience as a leader of major organizations.

Stuart M. Christhilf, IV became a director in 2008. Mr. Christhilf is an officer of WCP Fund I, L.P., which he joined in 2002, and is focused on investments in the Consumer & Industrial and Financial Services sectors.  Prior to joining WCP Fund I, L.P., Mr. Christhilf worked in the investment banking, leveraged finance, and merchant banking groups of Wachovia Securities, Inc. and its predecessor, First Union Securities, Inc.  He graduated cum laude with a B.S. with Special Attainments in Commerce from Washington & Lee University and is certified as a Chartered Financial Analyst.  Mr. Christhilf is currently a director of Crosman Group, LLC and GreatAmerica Leasing Corporation. Mr. Christhilf has extensive experience in investment banking, corporate finance and strategic planning in the consumer and industrial product sectors.

Brian R. Hoesterey became a director in May 2005 and Chairman of the Board in 2008. Mr. Hoesterey is a Partner with AEA Investors, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. Mr. Hoesterey graduated summa cum laude from Texas Christian University with a B.B.A. in accounting and received an M.B.A. with honors from The Harvard Business School. He is currently a director of Henry Company, Pregis Holding II Corporation, Unifrax Corporation, Houghton International and Suncoast Roofers. Mr. Hoesterey has extensive experience with industrial manufacturing operations, corporate finance and strategic planning.

Christopher P. Mahan became a director in May 2005. Mr. Mahan is a Partner with AEA Investors, which he joined in 1991. Prior to joining AEA, Mr. Mahan was a consultant at Bain & Company, working on a range of projects with global manufacturing companies. Mr. Mahan received a B.A. with honors from Amherst College. He is currently a director of Convenience Food Systems B.V. and has served as a director of Birch Telecom, Inc. as well as serving as a former Chairman of our Board in the last five years. Mr. Mahan has extensive experience in acquisitions, strategic planning and strong leadership skills through his experiences within various industries.

Vincent A. Sarni became a director in August 2005. Mr. Sarni was Chairman of the board of directors and Chief Executive Officer of PPG Industries, a global supplier of coatings, glass, fiber glass, and chemicals, from 1984 to 1993. Mr. Sarni joined PPG as a Marketing Vice President of the former Industrial Chemical Department in 1968, after 12 years with Olin Corporation. He is a former director of Mueller Holding Co., Noveon Inc., Amtrol Inc., Brockway Inc., Hershey Foods Corp., Honeywell Inc., Mellon Bank Inc., PNC Financial Corp., and PPG Industries. Mr. Sarni is also the former Chairman of the Board for the Pittsburgh Pirates and Allegheny General Hospital. Mr. Sarni has extensive executive experience in corporate governance and strategic planning as well as strong leadership skills due to the roles that he has held.

Julian M. Steinberg became a director in August 2005. Mr. Steinberg is Chief Executive Officer of Vantage Specialty Chemicals, a private equity owned specialty chemicals company focusing on oleochemicals and their derivatives, which he joined in July 2009. Prior to joining Vantage Specialty Chemicals, Mr. Steinberg was Senior Vice President and Chief Operating Officer of Lubrizol Advances Materials, a business segment of the Lubrizol Corporation. Prior to this position, he was General Manager of Performance Coatings at Noveon, Inc. He was also Senior Vice President and General Manager of Estane® TPU, as well as Global Marketing and Business Development and General Manager of Estane® Americas. Mr. Steinberg spent twenty-two years with the BFGoodrich Company in various Business Management, Marketing and Financial roles. Mr. Steinberg has served on the Board of Directors for the Society of Plastics Industries and the Plastic Pipe and Fittings Association. He has a Bachelor’s and M.B.A. from Washington University. Mr. Steinberg has extensive executive experience in corporate operations, with strong skills as an experienced leader within major organizations.

Board of Directors Qualifications

Our Board of Directors believes that individuals who are nominated by the Board to be directors should have demonstrated achievements in business; possess the intelligence, education and experience to make a significant contribution to the Board; bring a range of skills, diverse perspectives and backgrounds to the Board’s deliberations; and operate under the highest ethical standards. Relevant experience in business would include a past or current leadership role within a public company or similar privately held entity. All directors should possess the experience to fully understand the legal responsibility of a director and the governance processes of a public company. Each director must act with the utmost integrity and objectivity and serve with a personal commitment to our Company’s values.

The Board evaluates director candidates and any incumbents based on the above criteria. Director candidates are evaluated at regular meetings of the Board and may be considered at any time during the year.

Leadership Structure of the Board

Our Board of Directors hires our Chief Executive Officer and appoints our Chairman of the Board. These positions are currently held by Eric K. Jungbluth, our Chief Executive Officer, and Brian Hoesterey, our Chairman of the Board. The Chairman of the Board is responsible for chairing board meetings, setting the agendas for the Board meetings as well as providing information to the Board members in advance of meetings. We believe that the leadership structure of the Board is appropriate for our company. Given the nature of our ownership structure, the Board elected Brian R. Hoesterey, who is a Partner with AEA Investors, as Chairman of the Board. The Board believes that the Company’s administration of risk management has not affected the Board’s leadership structure, as described above. For more information, see “—Committees of the Board of Directors” below.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee.  The members of the audit committee are Brian Hoesterey, Chairman, Stuart Christhilf and Vincent Sarni.  Mr. Sarni qualifies as our “audit committee financial expert” within the meaning of regulations adopted by the SEC.  The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions.  The audit committee is also responsible for overseeing our risk management on behalf of the Board. Our audit committee meets at least quarterly with the Chief Financial Officer and the independent auditors where it receives regular updates regarding our management’s assessment of risk exposures including liquidity, credit and operational risks and the process in place to monitor such risks and review results of operations, financial reporting and assessments of internal controls over financial reporting. Our Company also maintains a Project Management Office and Steering Committee to ensure routine risk assessments and compliance with our risk management policies and procedures. Our Project Management Office is responsible for our ongoing internal control compliance activities.  In addition, the Project Management Office monitors risks, coordinates project resources and develops and initiates internal control resolutions.  The Project Management Office communicates compliance status to the Steering Committee, which is chaired by the Chief Financial

Officer.  The Steering Committee provides strategic leadership for all compliance maintenance and supports the implementation of internal control resolutions and risk management policies and procedures.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of the compensation arrangements of our named executive officers for 2009 should be read together with the compensation tables and related disclosure set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Since May 2005, we have been privately owned and controlled by three private equity firms. Together these firms own 90%, while management owns 10%, of our parent company, CPG International Holdings LP (“Holdings”). The typical private equity firm makes an investment in a company and then oversees and nurtures the investment. The overriding objective of our owners and management is to increase the economic value and size of the Company during the period of ownership to assist the Company in achieving its owners’ goals. As a result, our compensation philosophy is designed to directly support achieving those goals and objectives. Our named executive officers during 2009 were Eric K. Jungbluth, our President and Chief Executive Officer, Scott Harrison, our Executive Vice President and Chief Financial Officer, Donald Wharton, President of Scranton Products, Inc. Jason Grommon, Senior Vice President, Operations, Ken Buck, Senior Vice President, Human Resources and Ralph Bruno, the former President of AZEK Building Products Inc. (whose employment ended on May 15, 2009).

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

Due to the nature of our ownership, the members of the compensation committee hold significant ownership positions in the business. Therefore, they are not independent directors under the Securities and Exchange Commission rules. The compensation committee met three times in 2009.

Compensation Committee Interlocks and Insider Participation. No member of the compensation committee was an officer or employee of the Company or any of its subsidiaries during 2009 and no member of the compensation committee was formerly an officer of the Company or any of its subsidiaries. In addition, during 2009, none of our executive officers served as a member of a compensation committee or board of directors of any other entity, an executive officer of which served as a member of our board of directors.

Role of Compensation Experts. The compensation committee is authorized at the expense of the Company to obtain surveys and reports on the design and implementation of compensation programs for directors, executives and employees, and any other data or documentation necessary for the compensation committee to carry out its responsibilities. However, due to the nature of our ownership and the fact that our named executive officers are (or were, during their employment) covered by arms-length, negotiated employment agreements, the compensation committee did not retain such experts in the determination of executive compensation for 2009. The employment agreements typically reflect our judgment regarding an executive’s impact on the business and our subjective assessment of the relative importance of the particular executive to the overall success of the business. Although these employment agreements require us to pay severance if an executive officer is terminated under certain circumstances and limits, to some extent, the flexibility to adjust the compensation paid to the officer, we believe we derive substantial value from these employment agreements and the noncompetition agreements entered into by the named executive officers.

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

We believe that our compensation components reward executives and key managers and also provide an effective way to reward short-term performance while ensuring that long-term business strategy is being implemented successfully and value creation is occurring. This is accomplished by incorporating both annual cash and multi-year equity incentive award programs.

The following provides an overview of each compensation component:

Base Salaries. We believe that salaries are an essential element of a competitive compensation program, which directly affects our ability to attract and retain qualified executives. Our named executive officers are (or, in the case of Mr. Bruno, was during his employment) covered by employment agreements, and as such, we pay annual base salaries initially as set forth in these agreements and may thereafter adjust base salaries based upon our assessment of the named executive officers’ responsibilities, performance and contribution to creating value for our owners.

Annual Cash Incentive Awards. We believe the payment of annual cash incentives based upon specific performance criteria is consistent with our goal of aligning the interests of our named executive officers with the goals of our owners. The 2009 cash incentives payable to each named executive officer were determinable, in part, on our Adjusted EBITDA or on a particular segment’s Adjusted EBITDA (depending on the particular executive’s position) and, in part, on individualized performance goals. The portion of the 2009 annual incentives payable based on Adjusted EBITDA versus individualized performance goals was 75%-25% for all participants in the plan, including the named executive officers. Potential cash incentive awards for the named executive officers for 2009 ranged from 0% to 228% of annual base salary, with target annual awards equal to 68% of annual base salary. The Adjusted EBITDA goals for 2009 were set by the compensation committee. The 2009 Adjusted EBITDA target was $48.5 million, with $34.1 million attributable to the AZEK Building Products business unit, $14.7 million attributable to the Scranton Products business unit and $11.2 million attributable to the Vycom business unit. Adjusted EBITDA for 2009 was approximately $60.8 million with $42.1 million attributable to the AZEK Buildings Products business unit, $20.6 million attributable to Scranton Products business unit and $8.6 million attributable to the Vycom business unit. Messrs. Jungbluth, Harrison, Grommon and Buck were each compensated based on our total Adjusted EBITDA performance, whereas Mr. Wharton received a payout based on 50% of our total Adjusted EBITDA as well as 50% of Scranton Products Adjusted EBITDA. In addition, the portion of the 2009 incentive awards paid in respect of individual performance was determined based on an evaluation by the compensation committee of each named executive officers’ performance in respect of the following performance criteria:

• meeting certain business unit sales growth targets;

• expansion of our business into new geographies;

• successful introductions of new products; and

• other accomplishments critical to our business strategy.

In 2009, our named executive officers earned an average of 80% of their potential personal performance incentive award. Based on actual performance of Adjusted EBITDA goals and personal performance goals, the named executive officers were paid 203% of their target annual cash incentive awards for 2009.

Long-Term Equity Incentives. We believe the most critical component of compensation for an entrepreneurial business such as ours is appropriate long-term equity incentives. We believe that long-term equity ownership directly aligns the interests of executive officers with our other equity owners. All of our named executive officers own an equity interest in Holdings.

Beginning in 2005, Holdings established an equity compensation program for executive officers and other key managers under which they are awarded the right to purchase Class B Units in Holdings. These equity interests are intended to allow each participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of Class B Units held by the executive officer or key manager when the sale or exit transaction is completed. Class B Units are purchased pursuant to subscription agreements, which, together with the CPG International Holdings LP Agreement of Limited Partnership dated as of May 10, 2005, as amended (the “LP Agreement”), govern the Class B Units. All Class B Units are purchased for the fair market value of such units at the time of the award, and are subject to an optional right of repurchase by Holdings for a specified time following the termination of the purchaser’s employment. If Holdings exercises its right to repurchase, a certain percentage of Class B Units may be repurchased by Holdings at the lower of cost and fair market value, and a certain percentage may be repurchased at their fair market value (fair market value is determined in accordance with the LP Agreement). Generally, 100% of the Class B Units sold are subject to an optional right of repurchase by Holdings at the lower of cost and fair market value following a termination of the purchaser’s employment during the first twelve months following the issuance of the Class B Units. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost and fair market value upon termination during the second twelve month period following the issuance, 50% during the third twelve month period and 25% during the fourth twelve month period. 100% of the Class B Units may be repurchased at their fair market value if the purchaser remains employed by the Company until the fourth anniversary of the issuance date of the Class B Units. If a purchaser’s employment is terminated for Cause (as defined in the LP Agreement), Holdings may repurchase all of the Class B Units at the lower of cost and fair market value. Throughout this annual report, we refer to Class B Units that may be repurchased at the lower of cost and fair market value as “unvested” and Class B Units that may be repurchased at fair market value as “vested.” Distributions are made in respect of the Class B Units in accordance with the LP Agreement.

In May 2005, Class B Units were purchased by several of our executive officers and key managers who were employed by the Company at that time. Since 2005, certain of our executive officers (including certain named executive officers) and certain key managers have been given the opportunity to purchase Class B Units upon the commencement of their employment with the Company. In addition, the compensation committee has discretion to grant executive officers and key managers the opportunity to purchase Class B Units at any time.

In 2009, Mr. Jungbluth purchased 1,540 Class B Units, Mr. Harrison purchased 300 Class B Units, Mr. Wharton purchased 550 Class B Units, Mr. Grommon purchased 650 Class B Units and Mr. Buck purchased 150 Class B Units. For further detail regarding executive officer ownership, please see – “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Other Benefits. All named executive officers are entitled to receive company matching contributions to their 401(k) retirement plans as long as they are eligible to participate in the plan. Messrs. Jungbluth, Harrison, Wharton, Grommon, Buck and Bruno each received a matching contribution to their respective accounts in 2009. In addition, Mr. Jungbluth received reimbursement for relocation expenses in 2009 as part of his employment agreement.

Compensation Committee Report. The compensation committee of the board of directors has the responsibility for reviewing, and recommending to the full board of directors, the company’s executive compensation programs. In this context, the compensation committee has met, reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee recommended to the board of directors, and the board of directors approved, the inclusion of the Compensation and Discussion and Analysis in the Form 10-K.

Respectfully submitted by the members of the compensation committee of the board of directors:

Christopher Mahan, Chair

Brian Hoesterey

James Anderson

The following table sets forth information regarding compensation earned during 2009 by our named executive officers:

					Non-Equity
				Class B	Incentive Plan	All Other
Name and Principal				Partnership	Compensation	Compensation
Position	Year	Salary	Bonus(2)	Units (3)	(4)	(5)	Total
Eric K. Jungbluth
President and Chief Executive Officer	2009	$400,000	$87,000	$9,579	$735,139	$102,101	$1,333,819
	2008	292,308	100,000	7,904	—	162,846	563,058
	2007	—	—	—	—	—	—
Scott Harrison
Executive Vice President and Chief Financial Officer	2009	235,000	30,668	1,866	259,137	7,537	534,208
	2008	235,000	66,488	21,406	—	7,121	330,015
	2007	193,000	29,000	19,906	21,750	4,834	268,490
Don Wharton
President, Scranton Products	2009	230,000	29,670	4,224	266,537	4,202	534,633
	2008	74,308	9,775	589	—	232,666	317,338
	2007	—	—	—	—	—	—
Jason Grommon
Senior Vice President, Operations	2009	200,000	26,400	4,846	220,542	3,654	455,442
	2008	76,923	11,250	531	—	169,730	258,434
	2007	—	—	—	—	—	—
Ken Buck
Senior Vice President, Human Resources	2009	160,000	10,200	1,415	88,217	5,485	265,317
	2008	152,000	10,200	1,437	—	2,084	165,721
	2007	—	—	—	—	—	—
Ralph Bruno(1)
Former President, AZEK Building Products	2009	124,573	—	—	—	263,426	387,999
	2008	250,000	28,125	35,785	—	8,037	321,947
	2007	250,000	20,875	35,785	23,484	5,970	336,114

___________________________________

(1) Mr. Bruno’s employment terminated on May 15, 2009. The amount in the salary column represents base salary paid to Mr. Bruno in 2009 for service through his date of termination.

(2)	Represents the individualized performance component of the 2009, 2008, and 2007 bonus.
(3)

Represents the aggregate grant date fair value for Class B Units purchased in 2009, in accordance with FASB ASC Topic 718. During 2009, Mr. Jungbluth purchased 1,540 Class B Units, Mr. Harrison purchased 300 Class B Units, Mr. Wharton purchased 550 Class B Units, Mr. Grommon purchased 650 Class B units and Mr. Buck purchased 150 Class B Units. For further detail regarding Class B Units, please see “Long Term Equity Incentives” above and footnote 1 of the “Outstanding Equity Awards” table below.

(4)	Represents the EBITDA component of the 2009, 2008 and 2007 bonus.
(5)

The amounts in this column for 2009 include: (i) company matching contributions to our 401(k) defined contribution retirement plan which were made in the amounts of $11,750, $7,537, $4,202, $3,654, $4,285 and $3,114 on behalf of each of Messrs. Jungbluth, Harrison, Wharton, Grommon, Buck and Bruno, respectively (ii) moving and relocation reimbursements in the amount of $87,500 for Mr. Jungbluth (iii) health insurance reimbursement of $2,851 and $1,200 for Messrs. Jungbluth and Buck, respectively and (iv) a car allowance of $291 for Mr. Bruno. For Mr. Bruno, this amount also includes the severance which accrued as of May 15, 2009, the date his employment terminated. As a result of Mr. Bruno’s termination, he will continue to be paid his base salary for 12 months following his termination date, subject to his compliance with post-termination restrictive covenants.

2009 GRANTS OF PLAN BASED AWARDS
						Grant
		Estimated Future Payouts Under Non-Equity				Date Fair
		Incentive Plan Awards (2)				Value of
					Class B	Class B
					Partnership	Limited
					Units	Partnership
	Grant Date	Threshold	Target	Maximum	(Number of	Units
Name and Principal Position	(1)	($) (2)	($) (2)	($) (2)	Units) (#) (3)	(4)
Eric Jungbluth	—	90,000	300,000	810,000	—	—
President and Chief Executive Officer	4/26/2009	—	—	—	1,500	$9,330
	6/3/2009	—	—	—	40	$249

Scott Harrison	—	31,725	105,750	285,525	—	—
Executive Vice President and Chief Financial Officer	4/17/2009	—	—	—	300	$1,866

Donald Wharton	—	31,050	103,500	279,450	—	—
President, Scranton Products	4/28/2009	—	—	—	300	$1,866
	12/9/2009	—	—	—	250	$2,358

Jason Grommon	—	27,000	90,000	243,000	—	—
Senior Vice President, Operations	4/27/2009	—	—	—	400	$2,488
	12/9/2009	—	—	—	250	$2,358

Ken Buck	—	10,800	36,000	97,200	—	—
Senior Vice President, Human Resources	12/9/2009	—	—	—	150	$1,415

Ralph Bruno	—	33,750	112,500	303,750	—	—
President, AZEK Building Products, Inc.	—	—	—	—	—	—

_________________________________________

(1)	These dates reflect the issuance dates of Class B Units in 2009.
(2)

Represents the threshold, target and maximum amount that could have been earned in respect of the EBITDA component of the 2009 bonus (as discussed in the “—Executive Officer Compensation Strategy and Philosophy—Annual Cash Incentive Awards”).

(3)

Represents the number of Class B Units purchased during 2009. Mr. Jungbluth purchased 1,540 Class B Units, Mr. Harrison purchased 300 Class B Units, Mr. Wharton purchased 550 Class B Units, Mr. Grommon purchased 650 Class B Units and Mr. Buck purchased 150 Class B Units. All Class B Units were purchased at $10.00 per unit.

   (4)    Represents the aggregate grant date fair value for the Class B Units purchased by our named executive officers in 2009, computed in accordance with FASB ASC Topic 718.

Employment Arrangements

Our named executive officers each entered into employment agreements. The compensation payable to the named executive officersis determined by the terms of their individually negotiated employment agreements. Also, in connection with Mr. Bruno’s termination of employment on May 15, 2009, we entered into a separation agreement with him.

Mr. Eric Jungbluth

On March 3, 2008, we entered into an employment agreement with Mr. Jungbluth, our President and Chief Executive Officer. The initial term of the agreement expires on March 3, 2011, and the term will be automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal is delivered by either party. Mr. Jungbluth’s annual base salary is $400,000, and he received a one-time signing bonus of $100,000. Mr. Jungbluth is eligible to receive an annual target bonus of 100% of his annual base salary, based upon the achievement of corporate budgeted performance goals of the Company. Mr. Jungbluth is also eligible to receive an additional bonus if within 36 months following March 3, 2008 all of the businesses of Holdings and its subsidiaries are sold to a strategic buyer (as defined in the employment agreement). Upon the termination of Mr. Jungbluth’s employment (i) without cause (as defined in the employment agreement), (ii) by reason of the non-renewal of the term by the Company, or (iii) by Mr. Jungbluth’s resignation for good reason (as defined in the employment agreement), Mr. Jungbluth will (x) continue to be paid his base salary for 18 months following termination, and (y) be paid a pro-rata bonus for the year of termination based on actual performance, in each case provided that Mr. Jungbluth executes a release in favor of the Company and its affiliates and he does not violate the terms of his Noncompetition Agreement, which provides forstandard non-competition, non-solicitationand confidentiality covenants that govern during his employment and following the termination of his employment for 18 months.

Mr. Scott Harrison

On July 1, 2008, we entered into an amended and restated employment agreement with Mr. Harrison, our Executive Vice President and Chief Financial Officer. This amended and restated agreement supersedes Mr. Harrison’s previous employment agreement, which was entered into on October 4, 2005. The initial term of the agreement expires on May 30, 2011, and the term will be automatically renewed for successive one year terms thereafter unless 30 day’s written notice of non-renewal is delivered by either party. Mr. Harrison’s annual base salary is $235,000 and he is entitled to receive an annual incentive bonus with a target of not less than 60% of his annual base salary, based upon the achievement of certain personal and corporate performance goals. Upon the termination of Mr. Harrison’s employment (i) without cause (as defined in the employment agreement), or (ii) by Mr. Harrison’s resignation for good reason (as defined in the employment agreement), Mr. Harrison will (x) continue to be paid his base salary for 12 months following termination, and (y) be paid a pro-rata bonus for the year of termination based on actual performance, in each case provided that Mr. Harrison does not violate the terms of his Noncompetition Agreement, which provides for standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 12 months.

Mr. Donald Wharton

On March 26, 2009, we entered into an employment agreement with Mr. Wharton, the President of Scranton Products Inc. The term of the agreement expires on September 2, 2011. Mr. Wharton’s base salary is $230,000 and he is eligible to participate in the annual cash bonus plan. Upon the termination of Mr. Wharton’s employment without cause (as defined in the employment agreement), Mr. Wharton will continue to be paid his base salary for six months following termination, subject to the execution, delivery and non-revocation of a release in favor of the Company and its affiliates and compliance with the terms of his Noncompetition Agreement, which provides for certainstandard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months.

Mr. Jason Grommon

On March 26, 2009, we entered into an employment agreement with Mr. Grommon, our Senior Vice President, Operations. The term of the agreement expires on August 11, 2011. Mr. Grommon’s base salary is $200,000 and he is eligible to participate in the annual cash bonus plan. Upon the termination of Mr. Grommon’s employment without cause (as defined in the employment agreement), Mr. Grommon will continue to be paid his base salary for six months following termination, subject to the execution, delivery and non-revocation of a release in favor of the Company and its affiliates and compliance with the terms of his Noncompetition Agreement, which provides for certainstandard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months.

Mr. Ken Buck

On March 26, 2009, we entered into an employment agreement with Mr. Buck, our Senior Vice President, Human Resources. The term of the agreement expires on January 16, 2011. Mr. Buck’s base salary is $160,000 and he is eligible to participate in the annual cash bonus plan. Upon the termination of Mr. Buck’s employment without cause (as defined in the employment agreement), Mr. Buck will continue to be paid his base salary for six months following termination, subject to the execution, delivery and non-revocation of a release in favor of the Company and its affiliates and compliance with the terms of his Noncompetition Agreement, which provides for certain standard non-competition, non-solicitation and confidentiality covenants that govern during his employment and following the termination of his employment for 24 months.

Mr. Ralph Bruno

Mr. Bruno’s employment as our President of AZEK terminated in May 2009. Prior to the termination of his employment, he was party to an employment agreement whose initial term expired on May 10, 2008, and was automatically renewed for an additional one year term. Mr. Bruno’s base salary during 2009 was $250,000 and he was eligible to receive an annual cash bonus based upon the achievement of certain personal and corporate performance goals. On April 15, 2009, we entered into a Separation Agreement and Release with Mr. Bruno. Pursuant to this agreement, Mr. Bruno will continue to be paid his base salary for 12 months following his termination date, which was May 15, 2009 (this severance amount was also contemplated by his employment agreement). In addition, pursuant to this agreement, Holdings purchased from Mr. Bruno 1,000 Class B Units, for an aggregate purchase price of $14,921 (with 950 of the Class B Units that were originally purchased by Mr. Bruno pursuant to the 2005 Subscription Agreement were purchased at $15.18 per unit, their fair market value on the date of the Separation Agreement, and 50 of the Class B Units that were originally purchased by Mr. Bruno pursuant to the 2007 Subscription Agreement were purchased at $10 per unit, the cost of these Class B Units to Mr. Bruno). Mr. Bruno continues to hold 350 Class B Units. Also pursuant to this agreement, Holdings purchased 293.81 Class A Units from Mr. Bruno for a purchase price of $1,374.50 per unit, with an aggregate purchase price of $403,842. Mr. Bruno continues to hold 437.19 Class A Units. Mr. Bruno’s receipt of the severance payments and his right to continue to hold 350 Class B Units is subject to his continued compliance with the terms of his Noncompetition Agreement, which provides for certain standard non-competition, non-solicitation and confidentiality covenants that govern until May 15, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Class B Limited Partnership Units
	Number of Units Subject to	Market Value of Units
	Repurchase at the Lower of	Subject to Repurchase at
	Cost and Fair Market	the Lower of Cost and Fair
Name and Principal Position	Value (#) (1)(2)	Market Value ($)

Eric K. Jungbluth
President and Chief Executive Officer	3,790	$81,523
Scott Harrison
Chief Financial Officer	784	$16,864
Donald Wharton
President, Scranton Products Inc.	925	$19,897
Jason Grommon
Senior Vice President, Operations	950	$20,435
Ken Buck
Senior Vice President, Human Resources	225	$4,840
Ralph Bruno
President, AZEK Building Products Inc.	350 (3)	–

_________________

(1)

The Class B Units reflected in the above table include those purchased in 2009: 1,540 Class B Units purchased by Mr. Jungbluth, 300 Class B Units purchased by Mr. Harrison, 550 Class B Units purchased by Mr. Wharton, 650 Class B Units purchased by Mr. Grommon and 150 Class B Units purchased by Mr. Buck.

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

(3)	These units held by Mr. Bruno will be subject to a right of Holdings to repurchase them at cost if Mr. Bruno violates any obligation of his Noncompetition Agreement.

CLASS B LIMITED PARTNERSHIP UNITS VESTED IN 2009
	Class B Limited Partnership Units
	Number of Units Subject to
	Subject to Repurchase at the Lower of
	At Fair Market	Value Realized
Name and Principal Position	Value (#)	on Vesting ($) (1)

Eric K. Jungbluth
President and Chief Executive Officer	750	$18,855
Scott Harrison
Executive Vice President and Chief Financial Officer	717	$63,924
Don Wharton
President, Scranton Products Inc.	125	$3,143
Jason Grommon
Senior Vice President, Operations	100	$2,514
Ken Buck
Senior Vice President, Human Resources	25	$629
Ralph Bruno
President, AZEK Building Products Inc.	–	–

_____

(1)

This amount represents the potential value to the named executive officer realized upon the vesting of these units based on the difference between the value of the units on the applicable vesting dates less the fair market value paid for the units by the executives.

Potential Payments upon Termination or Change in Control

Mr. Bruno. On April 15, 2009, we entered into a Separation Agreement and Release with Mr. Bruno. Pursuant to this agreement, Mr. Bruno will continue to be paid his base salary for 12 months following his termination date, which was May 15, 2009 (this severance amount was also contemplated by his employment agreement). Based on Mr. Bruno’s annual salary as of the date of his termination, the aggregate value of this benefit is $260,000. Mr. Bruno’s receipt of the severance payments is subject to his continued compliance with the terms of his Noncompetition Agreement, which provides for certain standard non-competition, non-solicitation and confidentiality covenants that govern until May 15, 2011.

Messrs. Jungbluth, Harrison, Wharton, Gromman and Buck. In the event of a termination of the employment of Messrs. Jungbluth, Harrison, Wharton, Grommon or Buck without cause (as defined in their respective employment agreements), each of them would be entitled to the continuation of base salary for a specified period following termination (Mr. Jungbluth, 18 months; Mr.Harrison, 12 months; and Messrs. Wharton, Grommon and Buck, 6 months). In addition, Messrs. Jungbluth and Harrison would be entitled to receive a pro rata annual bonus for the year in which termination occurs, based on actual performance of the Company during the relevant year. Receipt of the severance described herein (for each named executive officer other than Mr. Harrison) would be contingent upon the execution of a release in favor of the Company and its affiliates and subsidiaries and compliance with the noncompetition agreements entered into by the named executive officers, which provide for standard non-competition, non-solicitation and confidentiality covenants that govern during employment and thereafter for the following periods: 18 months for Mr. Jungbluth; 12 months for Mr. Harrison; and 24 months for Messrs. Wharton, Grommon and Buck.

In addition, if Messrs. Jungbluth or Harrison was to resign for good reason (as defined in their respective employment agreements), they would be entitled to the same severance they would have received in the event of a termination of their employment without cause. Messrs. Wharton, Grommon and Buck, however, are not entitled to severance in the event of their resignation under any circumstances.

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

The severance to which the named executive officers would be entitled, assuming a termination of employment on December 31, 2009, is reflected in the below chart. The severance that was payable to Mr. Bruno is not reflected in this table because his employment was terminated in May 2009, and such amounts accrued in connection with his termination are described above.

	Termination without Cause		Resignation with Good Reason
	Salary Continuation	Bonus (1)	Salary Continuation	Bonus (1)
Eric J. Jungbluth	$600,000	$822,139	$600,000	$822,139
Scott Harrison	$235,000	$289,805	$235,000	$289,805
Donald Wharton	$115,000	—	—	—
Jason Grommon	$100,000	—	—	—
Ken Buck	$80,000	—	—	—

____________

(1)

Mr. Jungbluth is entitled to a pro rata bonus for the year in which termination occurs and Mr. Harrison is entitled to a bonus for the full year in which termination occurs, each based on actual performance.

 Based on a termination date of December 31, 2009, each of Messrs. Jungbluth and Harrison would be entitled to a bonus for the full 2009 year.

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

Director Compensation

Our directors did not receive any cash compensation in 2009 or 2008. However, in 2009 certain of our directors purchased Class B Units in Holdings. The following table reflects total number and aggregate fair value of Class B Units purchased by each director during 2009:

DIRECTOR COMPENSATION
Name	Class B Limited Partnership Units (#) (1)	Total ($)
Vincent A. Calarco	50	1,075
Julian M. Steinberg	50	1,075
Vincent A. Sarni	50	1,075

____________

(1)

Vincent A. Calarco, Julian M. Steinberg, and Vincent A. Sarni each purchased 50 Class B Units in May 2009 at $10 per unit. All of these units are subject to repurchase in the same manner as Class B Units held by our named executive officers. The amounts reflected in this table reflect the aggregate grant date fair value of these Class B Units, computed in accordance with FASB ASC Topic 718.

(2)	As of December 31, 2009, Vincent A. Calarco, Julian M. Steinberg, and Vincent A. Sarni held 300, 300 and 400 Class B Units, respectively.

Directors are also reimbursed for travel expenses incurred in connection with their services to our Company.

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

	Number of		Number of
	Class A Units	Percent of	Class B	Percent of
	Beneficially	Class A	Units Beneficially	Class B
Name of Beneficial Owner:	Owned(1)	Units Outstanding	Owned(1)(2)	Units Outstanding
AEA Investors(3)	75,019	68.0%	—	—
WCP Fund I, L.P. (4)	16,126	14.7%	—	—
KF Equities(5)	5,181	4.7%	—	—
Clearview/CP/Vycom Acquisition, LLC(6)	5,006	4.6%	—	—
AEA Mezzanine (7)	1,146	1.0%	—	—
Eric Jungbluth	163	*	4,540	32.0%
Scott Harrison	240	*	1,500	10.6%
Ralph Bruno	437	*	350	2.5%
Don Wharton	—	*	1,050	7.4%
Jason Grommon	—	*	1,050	7.4%
Ken Buck	—	*	250	1.8%
James Andersen(8)	—	*	—	—
Vincent A. Calarco(9)	—	*	300	2.1%
Brian R. Hoesterey(10)	—	*	—	—
Christopher P. Mahan(10)	—	*	—	—
Stuart M. Christhilf, IV(11)	—	*	—	—
Vincent A. Sarni (9)	—	*	400	2.8%
Julian M. Steinberg (9)	219	*	300	2.1%
All directors and executive officers as a group (12 persons)	1,059	1.0%	9,740	68.3%

_________________________

*	Represents beneficial ownership of less than 1%.
(1)	As used in this table, each person or entity with the power to vote or direct the disposition of units is deemed to be a beneficial owner.
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

(4)	The address for WCP Fund I, L.P. is 301 South College Street, 12th Floor, Charlotte, North Carolina 28288.
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

(11)

Does not include Class A limited partnership units beneficially owned by WCP Fund I, L.P. Mr. Christhilf serves on our board of directors and is an officer of WCP Fund I, L.P., which owns 16,126 Class A limited partnership units of Holdings, and of Wachovia Capital Partners GP I, LLC, the general partner of WCP Fund I, L.P. Mr. Christhilf disclaims beneficial ownership of the Class A limited partnership units owned by WCP Fund I, L.P., except to the extent of his pecuniary interest therein.

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

AEA Investors

We have entered into a management agreement with AEA Investors relating to the provision of their advisory and consulting services. AEA Investors agreed not to charge a fee for the first year following the Transaction, but commencing as of May 1, 2006, AEA Investors receives a $1.5 million annual fee, subject to the limitations under our bank facility covenants. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, we paid a $0.5 million fee to AEA Investors upon the closing of the Composatron Acquisition, and in consideration of services performed in connection with the Procell Acquisition and the related financings, we paid a $1.0 million fee to AEA Investors upon closing of the Procell Acquisition. We believe that the management agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

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

WCP Fund I, L.P.

WCP Fund I, L.P. (“WCP Fund I”) is a co-investor in our company. See “Security Ownership of Certain Beneficial Owners and Management.” As described below, WCP Fund I has one representative on our board of directors as well as one representative on the advisory board of CPG International Holdings. Wachovia Bank, National Association, an affiliate of WCP Fund I, is the lender for the Company’s Revolving Credit Facility and Term Loan. Wells Fargo Bank, N.A., an affiliate of WCP Fund I, is the trustee under our indenture governing the Notes.

Partnership Agreement and Registration Rights Agreement

A partnership agreement with respect to Holdings has been entered into among AEA Investors, WCP Fund I, Clearview/CP/Vycom Acquisition, LLC (“Clearview”) and certain members of management. The partnership agreement contains, among other things, preemptive rights and certain restrictions on the ability of the parties thereto to freely transfer the partnership units of Holdings or shares of our stock, which may be distributed by Holdings to the partners. Holdings has an advisory board whose role is to advise and make recommendations to the general partner of CPG International Holdings (which is an affiliate of AEA Investors) with respect to the business of Holdings. The advisory board consists of seven members, which includes five members (Messrs. Calarco, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Christhilf) who is a representative of WCP Fund I and one member (Mr. Andersen) who is a representative of Clearview. The parties to the partnership agreement have agreed to enter into a registration rights agreement upon the distribution to the partners of shares of our stock. The registration rights agreement will provide that, upon certain conditions, the parties will have the ability to cause us to register our securities under the Securities Act, and other parties to the registration rights agreement may participate in such registrations.

Board of Directors

The Company’s board of directors consists of eight members, which includes five members (Messrs. Calarco, Hoesterey, Mahan, Sarni and Steinberg) who are representatives of AEA Investors, one member (Mr. Christhilf) who is a representative of WCP Fund I, one member (Mr. Andersen) who is a representative of Clearview and Eric Jungbluth, our Chief Executive Officer.

On December 19, 2008, Mr. James Keisling (the former chairman of our board of directors), KF Equities, Holdings, CPG, AZEK and Scranton entered into a Separation Agreement and Release, pursuant to which Mr. Keisling ceased to serve as chairman of the boards of directors of the Successor, CPG, Scranton and AZEK as of December 19, 2008. Also pursuant to this agreement, Holdings purchased 1,636 Class A limited partnership units of Holdings from KF Equities, and 2,000 Class B Units of Holdings from Mr. Keisling, for an aggregate purchase price of $3,000,000. Holdings agreed to pay the purchase price in three installments, with the last payment to occur no later than August 15, 2010. Installments of approximately $1.0 million were made in December 2008, August 2009 and February 2010. The agreement contains a release of claims by each of Mr. Keisling and KF Equities in favor of Holdings, CPG and their subsidiaries and affiliates. Mr. Keisling remains subject to the Noncompetition Agreement, dated as of May 10, 2005, among Mr. Keisling, the Company, CPG, Scranton and AZEK, and agrees that the restrictions contained therein shall apply until December 19, 2010.

We also have long-term notes in the amount of $8,872,000 due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings. Included in the $8,872,000 is approximately

$2,011,000 related to the repurchase of Class A limited partnership units and Class B Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The notes have been classified in shareholder’s equity.

Lease and Option to Purchase

In 2005, AZEK Building Products Inc. (formerly known as Vycom Corp.), our wholly owned subsidiary, entered into a lease with respect to the 308,000 square foot property located in Scranton, Pennsylvania (Keyser Avenue). The lessor and owner of the property is an entity whose owners include affiliates of Clearview and WCP Fund I, L.P., co-investors of our company. The initial term of the lease was four years, and AZEK Building Products Inc. has options to extend the lease term for five additional four-year periods. Rent for the lease is paid monthly at a rate of $508,000 per year, increasing by 1% each year thereafter.

Upon completion of the Procell Acquisition, the Company entered into an amended lease agreement related to Procell’s office and manufacturing facilities location, with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in Holdings. Total lease payments for years ended December 31, 2009 and 2008 were approximately $573,000 and $553,000, respectively. The Company also paid storage and other fees in the amount of approximately $29,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provides certain freight services to our Foley, Alabama facility on a regular basis. These services included shipping finished product and for the transportation of resin purchases. Total freight costs for this arrangement were approximately $0 and $410,000 for the years ended December 31, 2009 and 2008, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $10,000 and $221,000 for the years ended December 31, 2009 and 2008.

The Company entered into an agreement with its Chief Executive Officer, which provides the Mr. Jungbluth with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

Director Independence

As a privately held corporation, whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. Further, even if we had securities listed on a national securities exchange, because AEA Investors owns more than 50% of the outstanding equity of Holdings, and Holdings owns all of our common stock, we would be deemed a “controlled company” under the rules of either the New York Stock Exchange or Nasdaq and, therefore, would be exempt from the requirements to have a majority of independent directors or compensation and nominating committees consisting entirely of independent directors. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. We currently have three directors who would be considered independent within the definitions of either the New York Stock Exchange or NASDAQ: Messrs. Calarco, Sarni (audit committee member) and Steinberg. Mr. Jungbluth, our Chief Executive Officer, is not independent because of his position as an executive officer. Our remaining directors are not independent because of their affiliations with private equity funds that hold approximately 5% or more of the equity interests in Holdings: Messrs. Hoesterey (audit committee member) and Mahan are partners of AEA Investors; Mr. Andersen is the managing partner and co-founder of Clearview; and Mr. Christhilf (audit committee member) is an officer of WCP Fund I.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for that year were $931,085 and $586,940, respectively.

Aggregate Audit-Related Fees

The aggregate fees billed by Deloitte & Touche for professional services rendered for the Company for the year ended December 31, 2009 and 2008 were $186,856 and $226,250, respectively. Audit-related fees include reviews of and required procedures related to other 1933 and 1934 Act filings and registration statements (Form S-1) and related consents and employee benefit plans.

Tax Fees

The aggregate fees billed by Deloitte & Touche for professional tax services rendered for the Company for the year ended December 31, 2009 and 2008 were $205,224 and $341,332, respectively. Professional tax services include tax compliance, tax planning and related tax services.

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

For 2009, the Audit Committee discussed the non-audit services with Deloitte & Touche and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Deloitte & Touche was compatible with maintaining their independence.

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
therein, the lenders identified on the signature pages thereto and Wachovia Bank, National
Association, as administrative agent (filed as Exhibit 10.1 to the February 2, 2007 Form 8-K and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Separation Agreement, as of April 15, 2009, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.24 to the Post-Effective Amendment to the
Registration Statement on Form S-1 filed on April 28, 2009 and incorporated herein by reference).

10.6	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack (filed as Exhibit 10.16 to the
December 31, 2008 Form 10-K and incorporated herein by reference).
10.7	Employment Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.17 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.8	Noncompetition Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.18 to the December 31, 2007 Form 10-K, 2008 and incorporated herein by reference).
10.9	Amended and Restated Employment Agreement, dated as of July 1, 2008, by and among CPG International
I Inc., Scranton Products Inc., AZEK Building Products Inc. and Scott Harrison (filed as Exhibit 10.11 to the
Annual Report on Form 10-K filed on March 31, 2009 (the “December 31, 2008 Form 10-K”) and
incorporated herein by reference).

10.10	Separation Agreement and Release, dated as of December 19, 2008, by and among CPG International
Holdings LP, CPG International I Inc., Scranton Products Inc., AZEK Building Products Inc., KF Equities
and James Keisling (filed as Exhibit 10.12 to the December 31, 2008 Form 10-K and incorporated herein by reference).
10.11	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Donald C. Wharton (filed as Exhibit 10.13 to the December 31, 2008 Form 10-K and incorporated herein by reference).

10.12	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Jason Grommon (filed as Exhibit 10.14 to the December 31, 2008 Form 10-K and incorporated herein by reference).
10.13*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I Inc., AZEK Products Inc. and Scranton Products Inc. and
Ken Buck.
10.14	Form of Subscription Agreement for Class A Limited Partnership Interests in CPG International Holdings LP
(filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2008 and incorporated herein by reference).

10.15	Form of Executive Subscription Agreement and Power of Attorney for Class B Limited Partnership
Interests in CPG International Holdings LP (filed as Exhibit 10.16 to the December 31, 2008 Form 10-K and
incorporated herein by reference).
Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
10.16	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).
10.17	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 to the Form S-4 and incorporated herein by reference).
10.18	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

10.19	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
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

10.20	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG
International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent (filed as Exhibit 10.14 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.21	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,

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

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2 *	Section 1350 Certification of Chief Financial Officer.

________________________

* Filed herewith.

CPG International Inc.

And Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

CPG International Inc.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of CPG International Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CPG International Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

CPG International Inc.

Scranton, Pennsylvania

We have audited the internal control over financial reporting of CPG International Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 25, 2010

CPG International Inc.

And Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and December 31, 2008

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$44,501	$22,586
Receivables:
Trade, less allowance for doubtful accounts of $964 and $1,660 in 2009 and 2008, respectively	14,219	17,404
Inventories	45,922	33,664
Deferred income taxes—current	2,414	2,579
Prepaid expenses and other	3,097	5,078
Total current assets	110,153	81,311
Property and equipment—net	84,332	93,451
Goodwill	246,842	260,004
Intangible assets —net	92,699	96,610
Deferred financing costs—net	5,079	7,345
Other assets	299	184
Total assets	$539,404	$538,905

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$24,263	$11,981
Current portion of capital lease	1,747	1,940
Current portion of long-term debt obligations	250	5,250
Accrued interest	13,049	14,413
Accrued rebates	3,916	2,320
Accrued expenses	14,527	9,907
Total current liabilities	57,752	45,811
Deferred income taxes	35,067	34,640
Capital lease obligation—less current portion	3,316	5,053
Long-term debt—less current portion	302,042	302,010
Accrued warranty	3,183	3,853
Other liabilities	35	612
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	212,152	211,941
Accumulated deficit	(62,899)	(52,593)
Note receivable-CPG Holdings	(8,872)	(7,349)
Accumulated other comprehensive loss	(2,372)	(5,073)
Total shareholder’s equity	138,009	146,926
Total liabilities and shareholder’s equity	$539,404	$538,905

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Operations

December 31, 2009, 2008 and 2007

(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales	$266,875	$305,240	$313,703
Cost of sales	(173,328)	(235,099)	(225,436)
Gross margin	93,547	70,141	88,267
Selling, general and administrative expenses	(57,392)	(50,644)	(47,242)
Lease termination expense	(657)	—	—
(Loss) gain on disposal of property	(525)	21	422
Impairment of goodwill and other intangibles	(14,408)	(40,000)	—
Operating income (loss)	20,565	(20,482)	41,447

Other income (expenses):
Interest expense	(31,462)	(35,405)	(34,445)
Interest income	115	500	747
Foreign currency gain (loss)	336	(215)	—
Miscellaneous – net	29	153	240
Total other expenses-net	(30,982)	(34,967)	(33,458)

(Loss) income before income taxes	(10,417)	(55,449)	7,989
Income tax benefit (expense)	111	7,095	(3,760)
Net (loss) income	$(10,306)	$(48,354)	$4,229

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except share amounts)

					Accumulated
	Common Units		Additional	Note	Other		Total
	Shares	No Par	Paid—in	Receivable	Comprehensive	Accumulated	Shareholder’s
	Outstanding	Value	Capital	CPG Holdings	Loss	Deficit	Equity
Balance – December 31, 2006	10	$—	$165,440	$—	$—	$(8,468)	$156,972
Contributed capital-Procell Acquisition	—	—	34,895	—	—	—	34,895
Share-based compensation	—	—	398	—	—	—	398
Net income and comprehensive income	—	—	—	—	—	4,229	4,229
Balance – December 31, 2007	10	—	200,733	—	—	(4,239)	196,494
Share-based compensation	—	—	118	—	—	—	118
Additional contributed capital-Procell Acquisition	—	—	11,090	—	—	—	11,090
Cash paid on behalf of CPG Holdings – Procell
Acquisition	—	—	—	(5,357)	—	—	(5,357)
Payments made on behalf of CPG Holdings	—	—	—	(1,992)	—	—	(1,992)
Comprehensive loss:
Net loss	—	—	—	—	—	(48,354)	(48,354)
Cumulative translation adjustment	—	—	—	—	(5,073)	—	(5,073)
Comprehensive loss	—	—	—	—	—	—	(53,427)
Balance – December 31, 2008	10	—	211,941	(7,349)	(5,073)	(52,593)	146,926
Share-based compensation	—	—	97	—	—	—	97
Payments made on behalf of CPG Holdings	—	—	—	(1,409)	—	—	(1,409)
Interest on CPG Holdings note receivable	—	—	114	(114)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(10,306)	(10,306)
Cumulative translation adjustment	—	—	—	—	2,701	—	2,701
Comprehensive loss	—	—	—	—	—	—	(7,605)
Balance – December 31, 2009	10	$—	$212,152	$(8,872)$	(2,372)$	(62,899)	$138,009

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,306)	$(48,354)	$4,229
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Interest accretion on capital lease	12	13	13
Depreciation and amortization	21,604	21,491	18,157
Amortization of deferred financing fees classified as interest	2,266	2,540	1,921
Amortization of debt discount/ premium	282	91	(24)
Deferred income tax (benefit) provision	(250)	(6,982)	3,570
Bad debt provision	541	876	537
Write-off of obsolete inventory	1,644	488	—
Impairment charge	14,408	40,000	—
Unrealized (gain) loss on currency exchange	(409)	215	—
Loss (gain) on disposition of fixed asset	525	(21)	(422)
Share-based compensation from vesting of restricted units	97	118	398
Changes in certain assets and liabilities:
Trade receivables	2,691	17,190	675
Inventories	(13,901)	23,087	(4,512)
Prepaid expenses and other currents assets	2,005	4,669	(2,853)
Accounts payable	11,356	(19,479)	(1,800)
Accrued expenses and interest	5,201	(664)	106
Other assets and liabilities	(325)	1,037	1,264
Net cash provided by operating activities	37,441	36,315	21,259
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	(921)	(31,159)	—
Acquisition of Procell, net of cash received	—	(12,333)	(58,183)
Cash paid for property and equipment	(6,258)	(6,282)	(14,386)
Proceeds from disposition of fixed assets	—	1,887	1,999
Net cash used in investing activities	(7,179)	(47,887)	(70,570)
Cash flows from financing activities:
Capital contribution	—	—	34,895
Proceeds from long-term debt	—	24,313	33,000
Borrowings under revolving credit facility	—	25,000	(9,500)
Repayments under revolving credit facility	(5,000)	(20,000)	—
Payments on long-term obligations	(2,193)	(2,035)	(1,203)
Payments of financing fees	—	(1,281)	(446)
Payments on behalf of CPG Holdings equity	(1,409)	(1,874)	—
Net cash (used in) provided by financing activities	(8,602)	24,123	56,746
Impact of foreign currency on cash and cash equivalents	255	427	—
Net increase (decrease) in cash and cash equivalents	21,915	12,978	7,435
Cash and cash equivalents – Beginning of period	22,586	9,608	2,173
Cash and cash equivalents – End of period	$44,501	$22,586	$9,608
Supplemental disclosures:
Cash paid for interest	$30,266	$34,044	$32,636
Capital expenditures in accounts payable at end of period	$1,879	$962	$712
Federal, state and local taxes paid (refunded)	$126	$(1,091)	$(5)
Property/equipment acquired by execution of a capital lease obligation	$—	$1,939	$4,350
Accrued costs--Composatron Acquisition and Procell Acquisition	$—	$817	$18,066
Increase in notes receivable – CPG Holdings and additional paid-in capital related to interest	$114	$—	$—

See notes to consolidated financial statements.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). They include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. All intercompany transactions have been eliminated in consolidation.

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

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising and product brochures. Such costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expenses were approximately $9,211,000, $6,411,000 and $6,101,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Changes in the Company’s allowance for doubtful accounts are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Beginning balance	$1,660	$1,243	$997
Increase for bad debt expense	541	876	537
Decrease for accounts written off	(1,237)	(459)	(291)
Ending balance	$964	$1,660	$1,243

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

Vendor Rebates

Certain vendor rebates and incentives are earned by the Company only when a specified level of annual purchases is achieved. These vendor rebates are recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions provided the amounts are probable and reasonably estimable. The Company records the incentives as a reduction to the cost of inventory. Upon sale of inventory, the incentive is recognized as a reduction to cost of sales. The Company records such incentives during interim periods based on actual results achieved on a year-to-date basis and its expectation that purchase levels will be obtained to earn the rebate.

Product Warranties

The Company provides warranty guarantees on its Scranton commercial building products against breakage, corrosion and delamination. Prior to June 1, 2009, the Company had provided a 15-year limited warranty on Scranton commercial building products. Beginning June 1, 2009, the warranty on Scranton commercial building Products was extended to 25 years for purchases after that date. The Company provides a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use. The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years. AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture. The AZEK Deck and AZEK Porch warranties guarantee against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking,

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

splitting, cupping, rotting or structural defects from termites or fungal decay. AZEK Rail products have a 20-year limited warranty for white railing and a 10-year limited warranty for AZEK Premier colored railing. The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years and AZEK Deck has only been on the market for five years, both of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Although management believes that the warranty reserves at December 31, 2009 are adequate, actual results may vary from these estimates. The Company classifies a portion of the warranty reserve as a current liability at December 31, 2009.

Components of the reserve for warranty costs are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Beginning balance	$3,853	$3,107	$1,854
Additions(1)	836	931	1,546
Warranty claims	(615)	(176)	(293)
Adjustment to reserve	(478)	—	—
Effect of foreign currency translation	—	(9)	—
Ending balance	$3,596	$3,853	$3,107

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The Company regularly assesses the recoverability of its long-lived assets used in operations whenever events or changes in circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. In 2009, 2008 and 2007, the Company concluded that no impairment to the carrying value of its long-lived assets exists.

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

Deferred Financing Costs

The Company had recorded deferred financing costs incurred in conjunction with its debt obligations. These costs are capitalized and then amortized over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at December 31, 2009 and 2008 were $5,079,000 and $7,345,000, respectively.

Goodwill and Intangible Assets

The Company accounts for costs of acquired assets in excess of fair value (“Goodwill”) in accordance with FASB ASC 350. In accordance with the guidance, management reviews Goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is lower than its carrying value. Testing of Goodwill to identify potential impairment and calculate the amount of impairment, if any, is performed using a two step process. The first step, which involves estimating the fair value of each reporting unit, is performed by comparing the fair value of the reporting unit to the unit’s carrying values, including the Goodwill allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step of the Goodwill impairment test shall be performed to measure the amount of impairment loss, if any. Under step two, the implied fair value of Goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared to the carrying value of Goodwill. The excess of the carrying value of Goodwill over the implied fair value of Goodwill represents the amount impaired.

The Company evaluates Goodwill annually at December 31.  The significant estimates and assumptions used by management in assessing each reporting unit’s fair value and the recoverability of Goodwill is based on the estimated discounted future cash flows of that unit.  Its approach is based on each reporting unit’s projection of operating results and cash flows that are discounted using our weighted average cost of capital.  The basis of its cash flow assumptions includes historical and forecasted revenue, operating costs, and other relevant factors including estimated cash expenditures.  Assumptions under this method included a discount rate of approximately 13%, and revenue growth rates consistent with historical trends, with consideration of current economic trends, ranging from 4% to 60%, relative to specific products lines, as well as increases in operating costs relative to the increases in revenues over five years.  The Company further assumes a terminal growth rate after five years of approximately 4% to 4.5%, based upon the estimated growth of individual products and their projected growth cycles.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

As of December 31, 2009, the Company completed its annual impairment of goodwill and determined that no impairment of goodwill existed. The Company believes that the fair value of each reporting unit substantially exceeded their carrying values.  In addition, the Company is not aware of any events or circumstances that would indicate an impairment loss. Factors that were considered included: adverse change in operating results, decline in strategic business plans, and significantly lower future cash flows.

As of December 31, 2008, the Company determined that it was more likely than not that the fair value of each of its reporting units was below their respective carrying amounts. The Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at that time. Approximately $11.0 million, $15.4 million and $9.6 million of the estimate was allocated to the AZEK Building Products, Scranton Products and Vycom business segments, respectively for the year ended December 31, 2008. The Company finalized the Goodwill impairment analysis during the first quarter of 2009 and an additional non-cash Goodwill impairment charge of $14.4 million was recorded in its condensed consolidated financial statements for the three months ended March 31, 2009. Approximately $14.9 million of the additional impairment was allocated to the AZEK Building Products segment, a reduction of $3.3 million was allocated to the Scranton Products business segment and $2.8 million of the additional impairment was allocated to Vycom. The additional impairment was not a result of further deterioration in the business, but the completion of the required analysis.

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

The Company evaluates potential impairment of amortizable intangible assets and long-lived tangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets and long-lived tangible assets include customer relationships, non-compete agreement, propriety knowledge and fixed assets. In the event these assets are impaired, which the Company would determine based on undiscounted cash flows, losses would be recognized to the extent the carrying value exceeds the fair value. Such an impairment loss would be calculated based upon the discounted future cash flows expected to result from the use of the asset, and would be recognized as a non-cash component of operating income.

The Company amortizes the following intangible assets: customer relationships (over 10 years); non-compete agreements (over 5 years) and proprietary knowledge (over 15 years). Certain of the Company’s amortization of intangible assets is performed on an accelerated basis over the useful lives. See Note 6 for more detail regarding Goodwill and intangible assets.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

the equity grant).  The Company expenses its share-based compensation on a straight-line basis over the requisite service period for each award. See Note 14 for additional detail regarding share-based compensation.

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company's shareholder. The Company's accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of $2,372,000 at December 31, 2009 and $5,073,000 at December 31, 2008.

Retirement Benefits

The Company offers a 401(k) benefit to all employees after six months of service. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefit. Each participant may contribute up to 100% of his or her salary, within dollar limitations set forth by the ERISA guidelines. Total company contributions to the 401(k) Plan were $423,000, $459,000 and $455,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, there was no accrual for interest or penalties recorded on the consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2006 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. One of the Company’s subsidiaries files federal and provincial income tax returns in Canada. The Canadian subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance to address implementation issues related to the changes in ownership provisions in Accounting Standards Codification (“ASC”) 810, Consolidation, (ASC 810). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. As the Company previously adopted ASC 810, the guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by the Company. The Company adopted the guidance as of December 31, 2009, as required. This guidance did not have a material impact on the accompanying consolidated financial statements.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective for the Company as of October 1, 2009, and did not have a material impact on the accompanying consolidated financial statements.

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

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, previously provided annually, to be included in interim financial statements. The adoption of this guidance by the Company on June 30, 2009 affected the consolidated financial statements in disclosure requirements.

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

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes. As this guidance will be applied prospectively to business

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

combinations with acquisition dates on or after January 1, 2009, the impact to the Company cannot be determined until the transactions occur. Further, in April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance became effective for the Company for acquisitions after January 1, 2009. The impact to the Company cannot be determined until such transactions occur. No such transactions have occurred to date.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the accompanying consolidated financial statements.

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  The Company does not expect adoption of this standard to have a material effect on its consolidated financial statements.

2.	SEGMENT INFORMATION

The Company operates the following three reportable segments: AZEK Building Products (“AZEK”), which includes residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail; Scranton Products (“Scranton”), which produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market; and Vycom (“Vycom”), which extrudes plastic sheet products under the names of Celtec, Seaboard® and Flametec® and other non-fabricated products for special applications in the industrial markets.

Beginning in the third quarter of 2009, the Company realigned its industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors. Segment results for the corresponding years ended December 31, 2008 and 2007, and asset information as of December 31, 2008, have been updated to conform to this organizational change.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer and Chief Financial Officer), regularly review financial information about each of these segments in deciding how to allocate resources and evaluate performance. The Company evaluates each segment’s performance based on gross margin and operating income. The accounting policies for the reportable segments are the same as those for the Company. Certain assets are shared by more than one operating segment and have been allocated for reporting purposes based on either percentage of revenue or asset usage. Corporate costs, which include corporate salary and

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), are not allocated to segments.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$163,775	$66,103	$36,997	$—	$—	$266,875
Cost of sales	(107,703)	(36,694)	(28,931)	—	—	(173,328)
Gross margin	56,072	29,409	8,066	—	—	93,547
Selling, general and administrative expenses	(28,384)	(9,847)	(5,540)	(13,621)	—	(57,392)
Lease termination expense	(413)	—	—	(244)	—	(657)
Loss on disposal of property	(282)	(129)	(89)	(25)	—	(525)
Impairment of goodwill	(14,912)	3,273	(2,769)	—	—	(14,408)
Segment operating income (loss)	$12,081	$22,706	$(332)	$(13,890)	$—	$20,565

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$11,146	$922	$3,687	$—	$—	$15,755
Selling, general and administrative expense	2,393	160	2,212	1,084	—	5,849
Total depreciation and amortization	$13,539	$1,082	$5,899	$1,084	$—	$21,604
Total capital expenditures(1)	$6,008	$1,173	$586	$370	$—	$8,137

______________

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2008:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$180,536	$74,807	$49,897	$—	$—	$305,240
Cost of sales	(140,909)	(52,607)	(41,583)	—	—	(235,099)
Gross margin	39,627	22,200	8,314	—	—	70,141
Selling, general and administrative expenses	(24,128)	(9,145)	(5,263)	(12,108)	—	(50,644)
Gain on disposal of property	21	—	—	—	—	21
Impairment of goodwill	(10,946)	(19,437)	(9,617)	—	—	(40,000)
Segment operating income (loss)	$4,574	$(6,382)	$(6,566)	$(12,108)	$—	$(20,482)

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$10,684	$662	$3,977	$—	$—	$15,323
Selling, general and administrative expense	2,678	160	2,220	1,110	—	6,168
Total depreciation and amortization	$13,362	$822	$6,197	$1,110	$—	$21,491
Total capital expenditures(1)	$3,567	$2,763	$274	$640	$—	$7,244

______________

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

(1) Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the year ended December 31, 2007:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$185,150	$69,646	$58,907	$—	$—	$313,703
Cost of sales	(131,051)	(49,485)	(44,900)	—	—	(225,436)
Gross margin	54,099	20,161	14,007	—	—	88,267
Selling, general and administrative expenses	(21,506)	(10,055)	(4,720)	(10,961)	—	(47,242)
Gain on disposal of property	—	—	422	—	—	422
Segment operating income (loss)	$32,593	$10,106	$9,709	$(10,961)	$—	$41,447

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$7,449	$627	$4,662	$—	$—	$12,738
Selling, general and administrative expense	1,979	160	2,242	1,038	—	5,419
Total depreciation and amortization	$9,428	$787	$6,904	$1,038	$—	$18,157
Total capital expenditures(1)	$13,719	$443	$213	$723	$—	$15,098

_________________

(1) Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets for the Company by business segment:

(Dollars in thousands)	December 31,	December 31,
	2009	2008
Total assets:
AZEK Building Products	$320,475	$314,865
Scranton Products	113,819	85,010
Vycom	99,506	115,244
Corporate	5,604	23,786
Total consolidated assets	$539,404	$538,905

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Year		Year		Year
	Ended		Ended		Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		% of		% of		% of
		AZEK		AZEK		AZEK
	% of	Building	% of	Building	% of	Building
	Consolidated	Products	Consolidated	Products	Consolidated	Products
	Sales	Sales	Sales	Sales	Sales	Sales
Distributor A	26%	42%	26%	44%	28%	41%
Distributor B	10	17	8	13	8	13
Distributor C	9	14	10	16	5	8
Total	45%	73%	44%	73%	41%	62%

Over 96% and 97% of our sales in 2009 and 2008, respectively, were in the United States.

The Company’s geographic distribution of long-lived assets of December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	December 31,	December 31,
	2009	2008
Long-lived assets:
United States	$76,443	$84,871
Canada	7,889	8,580
Total consolidated assets	$84,332	$93,451

Distributor A represented 8% and 19% of the Company’s accounts receivable balances as of December 31, 2009 and 2008, respectively. Distributor C represented 13% of the company’s accounts receivable balance at December 31, 2007.

3.	ACQUISITION

On February 29, 2008, the Company purchased 100% of the outstanding stock of Compos-A-Tron Manufacturing Inc. (“Composatron”) for $32,442,000 (the “Composatron Acquisition”). Since certain financial targets were met in 2008, the purchase price increased by approximately CAD $1,000,000 in cash (approximately USD $921,000 at time of payment, June 1, 2009) to the former owners, which was paid on June 1, 2009. Composatron was a privately held manufacturer of Premier and Trademark Railing Systems, leading composite railing solutions for the residential housing market. Premier and Trademark were rebranded as AZEK Rail in early 2009. The Company borrowed approximately $25,000,000 under the Term Loan as part of the financing for the Composatron Acquisition. The remaining funds came from the Company's operations. The Composatron Acquisition is accounted for as a purchase business combination.

The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on fair values as of the date of the transaction, including a portion of which was capitalized to the balance sheet as Goodwill. A valuation study was performed to assist the Company in determining the fair value of land, buildings

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

and equipment acquired, as well as intangible assets such as patented technology, trade names and customer relationships some of which are amortizable on an accelerated basis over the next fifteen, five and ten years respectively. The Company evaluated the fair market value of inventory as well as other liabilities such as accrued warranty costs, which impacted the purchase price allocation. The amount allocated to Goodwill is reflective of the future benefit the Company is expecting to realize from the Composatron Acquisition, including strategic growth opportunities within AZEK Building Products and additional product offerings. Composatron’s results of operations, subsequent to February 29, 2008, are reported as part of the AZEK Building Products business unit. The amount allocated to Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the allocation of fair values of Composatron’s assets acquired and liabilities assumed at the date of acquisition, as follows:

		At March 1,
(Dollars in thousands)		2008

Purchase price (includes contingent purchase price)		$31,181
Transaction costs		1,261
		32,442
Less:
Cash and cash equivalents	$466
Accounts receivable	5,243
Inventory	4,516
Intangible assets:
Proprietary technology	4,000
Customer relationships	1,080
Trademark	370
Other intangibles	1,207
Other assets	1,601
Property, plant and equipment	12,293
Total assets acquired	30,776
Accounts payable assumed	3,326
Deferred tax liability	2,915
Other liabilities assumed	1,703
Total liabilities assumed	7,944
		(22,832)
Goodwill (excess purchase price over net asset value)		$9,610

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Unaudited	Unaudited
	Pro Forma	Pro Forma
	Year	Year
	Ended	Ended
	December 31,	December 31,
(Dollars in thousands)	2008	2007

Net sales	$312,789	$338,458
Net (loss) income	$(46,950)	$4,706

On January 31, 2007, CPG acquired 100% of the outstanding equity of Pro-Cell, LLC (“Procell”), which owned and operated Procell Decking Systems for a purchase price of $77,324,000 (the “Procell Acquisition”). In order to fund the Procell Acquisition, CPG issued an additional $33,000,000 aggregate principal amount of Floating Rate Notes on January 31, 2007. The remainder of the purchase price was funded through capital contributions of approximately $34,900,000 with the remainder of the balance funded through operating cash flow. The Procell Acquisition was accounted for as a purchase business combination.

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

The following pro forma consolidated financial information for the year ended December 31, 2007 is presented as though the Procell Acquisition occurred on January 1, 2007. The pro forma consolidated financial information is not indicative of future results of operations or results of operations that would have actually occurred had the Procell Acquisition been consummated as of January 1, 2007.

Unaudited
Pro Forma
Year Ended
December 31,
(Dollars in thousands)	2007

Net sales	$317,115

Net income (loss)	$3,733

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

4.	INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$25,695	$18,381
Work in process	72	—
Finished goods	20,155	15,283
Total inventories	$45,922	$33,664

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2009	2008
Land and improvements	$1,701	$1,701
Buildings and improvements	23,616	21,007
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	100,015	97,722
Office furniture and equipment	4,991	5,768
Total property and equipment	140,417	136,292
Construction in progress	2,855	4,445
	143,272	140,737
Accumulated depreciation	(58,940)	(47,286)
Total property and equipment – net	$84,332	$93,451

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $16,989,000, $16,565,000 and $13,964,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

6.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	December 31,	December 31,
(Dollars in thousands)	Years	2009	2008
Goodwill	—	$246,842	$260,004

Non-amortizable intangibles
Trademarks		67,400	67,400
Other intangibles		752	648
Amortizable intangibles-
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,473)	(973)
Non-compete agreement- net		1,027	1,527

Customer relationships	10	26,203	26,063
Accumulated amortization customer relationships		(11,981)	(9,199)
Customer relationships-net		14,222	16,864

Proprietary knowledge	15	12,816	12,298
Accumulated amortization proprietary knowledge		(3,938)	(2,601)
Proprietary knowledge-net		8,878	9,697

Trade names	5	357	307
Accumulated amortization trade names		(204)	(110)
Trade names-net		153	197

Royalty license	7	368	317
Accumulated amortization royalty license		(101)	(40)
Royalty license-net		267	277

Total amortizable intangibles-net		24,547	28,562
Intangible assets – net		$92,699	$96,610

Goodwill and trademarks are tested for impairment annually at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.At each reporting period, the assigned useful lives are considered for continued appropriateness. See Note 1 to the financial statements for discussion of the Company’s impairment charge in 2008, which was finalized during the first quarter of 2009.

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $4,615,000, $4,926,000 and $4,193,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

The following table presents the future intangible asset amortization expense based on existing intangible assets at December 31, 2009:

December 31,
(Dollars in thousands)	2009
2010	$4,614
2011	4,428
2012	3,809
2013	3,596
2014	3,432
Thereafter	4,668
Total	$24,547

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2009, 2008 and 2007:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Vycom	Consolidated
Balance at December 31, 2006:
Goodwill	$115,396	$47,353	$70,000	$232,749
Purchase goodwill related to the Procell Acquisition	55,093	–	–	55,093
Purchase goodwill related to the Santana Acquisition	–	39	–	39
Deferred tax adjustment	(216)	(232)	(149)	(597)
ASC 740 adoption adjustment	392	224	184	800
Balance at December 31, 2007:
Goodwill	$170,665	$47,384	$70,035	$288,084
Purchase goodwill related to the Procell Acquisition	5	–	–	5
Purchase goodwill related to the Composatron Acquisition	9,610	–	–	9,610
Purchase adjustment for deferred income taxes	193	–	40	233
Impairment of goodwill(1)	(10,946)	(15,437)	(9,617)	(36,000)
Currency translation adjustment	(1,928)	–	–	(1,928)
Balance at December 31, 2008:
Goodwill	178,545	47,384	70,075	296,004
Accumulated impairment losses	(10,946)	(15,437)	(9,617)	(36,000)
Goodwill at December 31, 2008	$167,599	$31,947	$60,458	$260,004
Impairment of goodwill(2)	(14,912)	3,273	(2,769)	(14,408)
Currency translation adjustment	1,246	–	–	1,246
Balance at December 31, 2009:
Goodwill	179,791	47,384	70,075	297,250
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at December 31, 2009	$153,933	$35,220	$57,689	$246,842

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

(1) As estimated on a preliminary basis at December 31, 2008. See discussion above.

(2) Finalization of second step of the impairment review as of December 31, 2008 completed in the first quarter of 2009.

7.	DEFERRED FINANCING COSTS

Deferred financing costs consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2009	2008

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(8,596)	(6,330)
Total deferred financing costs, net	$5,079	$7,345

Amortization of deferred financing costs for the years ended December 31, 2009, 2008 and 2007 were approximately $2,266,000, $2,071,000 and $1,921,000, respectively. During the first quarter of 2008, the Company wrote off approximately $470,000 of unamortized deferred financing costs attributable to the Company’s previous credit facility. Amortization of deferred financing costs, as well as the additional write-off, is included in interest expense in the consolidated statements of operations.

8.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2009	2008
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (7.87% at December 31, 2009 and 9.9% at December 31, 2008) (includes
premium of $59 at December 31, 2009 and $83 at December 31, 2008)	128,059	128,083
Revolving Credit Facility – (4.3% - 4.9% at December 31, 2008)	—	5,000
Term Loan due 2011 –5.26% at December 31, 2009 and 7.2% at December 31, 2008 (includes discount of $267 at December 31, 2009 and $573 at December 31, 2008)	24,233	24,177

Total	302,292	307,260
Less current portion	250	5,250
Long-term debt—less current portion	$302,042	$302,010

CPG International I Inc. (“CPG”), a wholly owned subsidiary of the Company, had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at December 31, 2009 and 2008. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

The Company and its subsidiaries are a party to a Loan and Security Agreement with Wachovia Bank, National Association (the “Loan Agreement”), as administrative agent, and General Electric Capital Corporation, as syndication agent, which was entered into on February 13, 2008.  The Loan Agreement provides subsidiaries of the Company with up to $65,000,000 in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in the exercise of its reasonable business judgment.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013. Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof. The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets (excluding real property and 65% of equity interests of the Company’s first tier foreign subsidiary) are pledged as collateral for any borrowings under the Loan Agreement. At December 31, 2009, the Company had an available borrowing base of $23.9 million.

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

The Loan Agreement matures on the earliest of (i) February 13, 2013, (ii) the date which precedes the maturity date of the term loans under the Term Loan Agreement by three months to the extent that obligations thereunder are still outstanding, unless there is excess availability of at least $10.0 million, (iii) 6 months prior to the maturity of the Senior Floating Rate Notes to the extent that obligations thereunder are still outstanding and (iv) 6 months prior to the maturity of the Senior Fixed Rate Notes to the extent that obligations thereunder are still outstanding.

The Company and its subsidiaries are a party to a Term Loan and Security Agreement (“Term Loan Agreement”), which was entered into on February 29, 2008. Subsidiaries of the Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition. The Term Loan Agreement requires the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011. The Term Loan Agreement requires mandatory prepayments of the term loan thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts. The Company is currently reviewing various options for repayment, which could include cash from operations, extending the term of the loan, borrowing under the Loan Agreement or any other financing options. The Term Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, as defined, a maximum ratio of consolidated senior secured indebtedness to consolidated EBITDA. The Term Loan Agreement also imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

                The Term Loan Agreement contains a mandatory prepayment based on excess cash flow at December 31, 2009, which is payable on April 5, 2010. The Company applied for and obtained a waiver to release its obligation under this prepayment.

The Company is in compliance with the financial covenants imposed by the debt agreements as of December 31, 2009.

As of December 31, 2009, the Company has scheduled long term debt payments (excluding interest) of $250,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

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

During 2009, the Company decided to consolidate its administrative offices into one of its manufacturing facilities. On December 22, 2009, the Company gave notice of its intention to terminate the related operating lease to the lessor.  In conjunction with the termination, the Company recorded a liability of approximately $244,000, which represented the total required termination costs under the terms of the lease.  These costs represent six months rent as well as the unamortized portion of prepaid real estate commissions, and are included as a part of operating expenses in the Company’s corporate segment income statement.

In addition, the Company decided to consolidate its two Canadian manufacturing facilities into one facility. On December 20, 2009, the Company entered into an amended operating lease agreement with its lessor, which amended the original lease to advance the expiration of its term.  The Company also recorded a liability of approximately $413,000, which represented the required termination costs under the terms of the lease.  These costs represent funds payable directly to the lessor as well as costs to be incurred by the Company before exiting the lease.  These costs are also included as a part of operating expense in the company’s AZEK Building Product’s income statement.

Future minimum rental payments at December 31, 2009 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

	Capital	Operating
2010	$2,449	$1,456
2011	1,906	1,112
2012	950	710
2013	559	551
2014	539	506
Thereafter	5,695	1,012
Total	12,098	$5,347
Less amount representing interest	(7,035)
Present value of minimum capital lease payments	5,063
Less current installments of obligations under capital leases	(1,747)
Obligations under capital leases—excluding current installments	$3,316

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1,583,000, $1,754,000 and $1,602,000, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

10.	INCOME TAXES

The following is a summary of U.S. and non-U.S. components of income (loss) before taxes:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2009	2008	2007
United States	$(8,693)	$(52,596)	$7,989
Non-U.S.	(1,724)	(2,853)	—
Total (loss) income before taxes	$(10,417)	$(55,449)	$7,989

Components of the income tax expense (benefit) for the periods ended:

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in thousands)	December 31,	December 31,	December 31,
	2009	2008	2007
Current:
Federal	$16	$(62)	$40
State and local	114	158	246
Foreign	9	—	—
Total current	139	96	286
Deferred:
Federal	1,871	(5,416)	2,553
State and local	(1,563)	(886)	921
Foreign	(558)	(889)	—
Total deferred	(250)	(7,191)	3,474
Income tax (benefit) expense	$(111)	$(7,095)	$3,760

Income tax provision differed from the amounts computed by applying the US Federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(Dollars in thousands)	2009	2008	2007
Expense (benefit) at federal statutory rate	$(3,543)	$(18,852)	$2,716
Foreign taxes	37	81	—
State and local taxes – net of federal benefit	(951)	(831)	731
Impairment – nondeductible goodwill	3,867	6,147	—
Increase in valuation allowance	618	6,338	—
Other	(139)	22	313
Income tax (benefit) expense	$(111)	$(7,095)	$3,760

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

income taxes have been provided for the temporary differences between the financial reporting and the income tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates applicable to future years to the basis differences. Deferred tax assets (liabilities) consist of the following at December 31:

(Dollars in thousands)	2009	2008
Deferred tax asset:
Federal net operating loss carryforwards and AMT credits	$11,590	$12,414
State loss carryforwards and other benefits	1,917	2,025
Foreign loss carryforwards	272	–
Inventory reserves	523	1,289
Warranty reserves	800	917
Accrued expenses	3,222	1,888
Valuation allowance	(8,511)	(7,893)
Total deferred tax assets	9,813	10,640
Deferred tax liabilities:
Intangibles- net	(32,776)	(31,841)
Prepaid assets	(227)	(292)
Property, plant and equipment	(9,463)	(10,568)
Total deferred tax liabilities	(42,466)	(42,701)
Net deferred tax liability	$(32,653)	$(32,061)

At December 31, 2009, the Company has approximately $33,816,000 of net operating loss carryfowards for federal income tax purposes which begin to expire after 2024, and approximately $25,962,000 of net operating loss carryfowards for state tax purposes which expire in varying amounts beginning after 2015, and through 2029. The valuation allowance for deferred tax assets of $8,511,000 and $7,893,000 at December 31, 2009 and December 31, 2008, respectively, relates principally to the uncertainty as to the utilization of certain deferred tax assets, primarily federal and state tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of ASC Topic 740, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At December 31, 2009, the valuation allowance represents a full valuation allowance against U.S. net deferred tax assets by jurisdiction other than deferred tax liabilities related to indefinite-lived assets, which cannot be used to support the realization of the existing deferred tax assets. The increase in the valuation allowance in 2009 was primarily attributable to the net increase in certain deferred tax assets resulting from movements in the underlying temporary differences, offset in part by utilization of the federal net operating loss carryforward.

ASC Topic 740, “Income Taxes,” requires the Company to provide deferred taxes for the temporary differences associated with the investment in our foreign subsidiary which have a financial reporting basis that is different from tax basis unless the Company can assert permanent reinvestment in the foreign jurisdiction.  Financial reporting basis and tax basis differences in the investment in the Company’s foreign subsidiary consists of accumulated losses as well as foreign currency translation adjustments, such that tax basis is in excess of financial reporting basis.  The Company considers that the invested capital is permanently reinvested under ASC 740 and all temporary differences associated with the investment in the Company’s foreign subsidiary will not reverse in the foreseeable future.  Accordingly, the Company has not recognized any net deferred tax assets with regard to the basis differences referred to above with respect to its foreign subsidiary.

On January 1, 2007, the Company adopted the provisions of ASC 740 with respect to “Accounting for Uncertainty in Income Taxes”, and as a result of that adoption, the Company recorded unrecognized tax benefits of $800,000 on the balance sheet, which did not result in a cumulative effect adjustment to retained earnings as the adjustment was recorded to goodwill based on the nature of the position involved. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

(Dollars in thousands)	2009	2008	2007

Balance at January 1	$1,280	$800	$800
Unrecognized tax benefits related to prior years	(480)	480	–
Unrecognized tax benefits related to the current year	–	–	–
Settlements	–	–	–
Reductions in unrecognized tax benefits due to the lapse of applicable statute of limitations	–	–	–
Balance at December 31	$800	$1,280	$800

The entire balance of unrecognized tax benefits at December 31, 2009 is recorded as an offset to certain non-current deferred tax assets. At December 31, 2008, $187,000 was recorded as an offset to non-current assets, and $613,000 was carried as a noncurrent liability. During 2009, the Company reclassified the balance previously carried as a noncurrent liability, as an offset to noncurrent deferred tax assets. At December 31, 2009 and 2008, $800,000 of the unrecognized tax benefits would have an impact on the Company's effective tax rate if realized or remeasured at a future date. With the adoption of ASC 805, Business Combinations, effective for fiscal years beginning after December 15, 2008, certain unrecognized tax benefits that would not have an impact on the Company’s effective tax rate if realized (or re-measured) prior to the adoption of ASC 805 will have an impact on the Company’s effective tax rate if realized (or re-measured) after the adoption of ASC 805. Subsequent to the adoption of ASC 805 (effective for the Company with its year beginning January 1, 2009) any expense or benefit associated with realizing (or re-measuring) the unrecognized tax benefit will be recorded as part of income tax expense. It is not anticipated that the balance of unrecognized tax benefit will change significantly over the next twelve months.

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest or penalty was included in income tax expense for 2009, 2008 or 2007. As of December 31, 2009 and December 31, 2008, there was no accrual for interest or penalties recorded on the consolidated balance sheet.

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

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Annual management fees of $1,500,000 are included in selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007. In consideration of

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

services performed in connection with the Procell Acquisition and the related financing, the Company paid a $1.0 million fee to AEA Investors upon the closing of the Procell Acquisition in 2007. In addition, in consideration of services performed in connection with the Composatron Acquisition and the related financings, the Company paid a $500,000 fee to AEA Investors upon closing of the Composatron Acquisition in 2008. These acquisition related fees were accounted for as part of the purchase price of these transactions.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the years ended December 31, 2009, 2008 and 2007 were $513,000, $508,000 and $503,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company in 2007. Total lease payments for the years ended December 31, 2009, 2008 and 2007 were approximately $573,000, $553,000 and $464,000, respectively. The Company also paid storage and other fees to the lessor in the amount of approximately $29,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively.

Tide Transport, Inc., a freight company owned by two equity holders of Holdings, provided certain freight services to the Foley, Alabama facility on a regular basis through 2008. These services included shipping finished product and the transportation of resin purchases. Total freight costs for this arrangement were approximately $410,000 and $802,000 for the years ended December 31, 2008 and 2007, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately $10,000 and $221,000 for the years ended December 31, 2009 and 2008, respectively.

A member of our board of directors is employed by a financial institution associated with our Term Loan and Credit Facility. Further, the financial institution has an ownership interest in the Company’s parent, Holdings.

The Company entered into an agreement with its Chief Executive Officer, which provides Mr. Jungbluth with a bonus payment of $2,000,000, $1,000,000 or $500,000, if the Company is sold within 12, 24 or 36 months, respectively, after April 2008.

The Company also has long-term notes in the amount of $8,872,000 due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings. Included in the $8,872,000 is approximately $2,011,000 related to the repurchase of Class A limited partnership units and Class B Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The notes have been classified in shareholder’s equity.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), with the investment in subsidiaries presented on the equity method of accounting at December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, 2008 and 2007. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	December 31, 2009
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$42,311	$2,190	$—	$44,501
Net receivables	—	—	13,805	414	—	14,219
Inventory	—	—	45,922	—	—	45,922
Other current assets	—	—	5,271	240	—	5,511
Total current assets	—	—	107,309	2,844	—	110,153
Net property and equipment	—	—	76,443	7,889	—	84,332
Goodwill	—	—	237,913	8,929	—	246,842
Net intangible assets	—	—	87,953	4,746	—	92,699
Deferred financing costs	—	—	5,079	—	—	5,079
Other assets	—	—	225	74	—	299
Note receivable-intercompany	—	—	15,162	—	(15,162)	—
Investment in subsidiary	138,009	138,009	8,045	—	(284,063)	—
Intercompany receivables	—	315,341	—	—	(315,341)	—
Total assets	$138,009	$453,350	$538,129	$24,482	$(614,566)	$539,404
Accounts payable	$—	$—	$24,236	$27	$—	$24,263
Accrued interest	—	13,049	—	—	—	13,049
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	17,699	744	—	18,443
Other current liabilities	—	—	1,747	—	—	1,747
Total current liabilities	—	13,299	43,682	771	—	57,752
Deferred income taxes	—	—	33,642	1,425	—	35,067
Long-term debt	—	302,042	—	—	—	302,042
Intercompany debt	—	—	315,341	15,162	(330,503)	—
Other non-current liabilities	—	—	6,534	—	—	6,534
Equity	138,009	138,009	138,930	7,124	(284,063)	138,009
Total liabilities and equity	$138,009	$453,350	$538,129	$24,482	$(614,566)	$539,404

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$259,430	$7,445	$—	$266,875
Cost of sales	—	—	(167,726)	(5,602)	—	(173,328)
Gross margin	—	—	91,704	1,843	—	93,547
Selling, general and administrative expenses	—	—	(56,387)	(1,005)	—	(57,392)
Lease termination expense			(244)	(413)		(657)
Loss on sale of property	—	—	(507)	(18)	—	(525)
Impairment of goodwill and other intangibles	—	—	(14,408)	—	—	(14,408)
Operating income	—	—	20,158	407	—	20,565
Intercompany income	—	28,720	2,116	(2,116)	(28,720)	—
Interest expense, net of interest income	—	(28,720)	(31,348)	1	28,720	(31,347)
Miscellaneous, net	—	—	45	(16)	—	29
Exchange rate difference	—	—	336	—	—	336
Income tax benefit (expense)	—	—	(438)	549	—	111
Equity in net (loss) income from subsidiary	(10,306)	(10,306)	(1,175)	—	21,787	—
Net (loss) income	$(10,306)	$(10,306)	$(10,306)	$(1,175)	$21,787	$(10,306)

	Year Ended December 31, 2008
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$304,541	$7,304	$(6,605)	$305,240
Cost of sales	—	—	(235,486)	(6,218)	6,605	(235,099)
Gross margin	—	—	69,055	1,086	—	70,141
Selling, general and administrative expenses	—	—	(48,231)	(2,413)	—	(50,644)
Gain on sale of property	—	—	21	—	—	21
Impairment of goodwill and other intangibles	—	—	(40,000)	—	—	(40,000)
Operating income	—	—	(19,155)	(1,327)	—	(20,482)
Intercompany income	—	32,427	1,721	(1,721)	(32,427)	—
Interest expense, net of interest income	—	(32,427)	(34,910)	5	32,427	(34,905)
Miscellaneous, net	—	—	(36)	189	—	153
Exchange rate difference	—	—	(215)	—	—	(215)
Income tax benefit (expense)	—	—	6,206	889	—	7,095
Equity in net (loss) income from subsidiary	(48,354)	(48,354)	(1,965)	—	98,673	—
Net (loss) income	$(48,354)	$(48,354)	$(48,354)	$(1,965)	$98,673	$(48,354)

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2007
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor
Statement of Operations	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$313,703	$—	$313,703
Cost of sales	—	—	(225,436)	—	(225,436)
Gross margin	—	—	88,267	—	88,267
Selling, general and administrative expenses	—	—	(47,242)	—	(47,242)
Gain on sale of property	—	—	422	—	422
Operating income	—	—	41,447	—	41,447
Intercompany income	—	31,777	—	(31,777)	—
Interest expense, net of interest income	—	(31,777)	(33,698)	31,777	(33,698)
Miscellaneous, net	—	—	240	—	240
Income tax expense	—	—	(3,760)	—	(3,760)
Equity in net income from subsidiary	4,229	4,229	—	(8,458)	—
Net income (loss)	$4,229	$4,229	$4,229	$(8,458)	$4,229

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(10,306)	$(10,306)	$(10,306)	$(1,175)	$21,787	$(10,306)
Depreciation and amortization	—	—	19,178	2,426	—	21,604
Deferred income tax provision	—	—	308	(558)	—	(250)
Impairment	—	—	14,408	—	—	14,408
Share based compensation	—	—	97	—	—	97
Non-cash interest charges	—	—	2,560	—	—	2,560
Unrealized (gain) loss on foreign currency exchange	—	—	(2,525)	2,116	—	(409)
Loss on disposition of fixed assets	—	—	507	18	—	525
Bad debt provision	—	—	541	—	—	541
Write-off of obsolete inventory	—	—	1,644	—	—	1,644
Equity in net (income) loss of subsidiary	10,306	10,306	1,175	—	(21,787)	—
Trade receivables	—	—	2,855	(164)	—	2,691
Inventories	—	—	(13,920)	19	—	(13,901)
Accounts payable	—	—	11,433	(77)	—	11,356
Accrued expenses and interest	—	—	5,010	191	—	5,201
Prepaid expenses and other current assets	—	—	2,013	(8)	—	2,005
Other changes in working capital	—	—	(323)	(2)	—	(325)
Net cash provided by operating activities	—	—	34,655	2,786	—	37,441
Composatron Acquisition, net of cash	—	—	—	(921)	—	(921)
Cash paid for property and equipment	—	—	(6,150)	(108)	—	(6,258)
Net cash used in investing activities	—	—	(6,150)	(1,029)	—	(7,179)
Intercompany payable/receivable	—	5,000	(3,900)	(1,100)	—	—
Payment on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Other cash used in financing activities	—	—	(3,602)	—	—	(3,602)
Net cash used in financing activities	—	—	(7,502)	(1,100)	—	(8,602)
Cash impact of currency translation adjustment	—	—	—	255	—	255
Net increase in cash and cash equivalents	—	—	20,918	997	—	21,915
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$42,311	$2,190	$—	$44,501

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2008
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(48,354)	$(48,354)	$(48,354)	$(1,965)	$98,673	$(48,354)
Depreciation and amortization	—	—	19,073	2,418	—	21,491
Deferred income tax provision	—	—	(6,251)	(731)	—	(6,982)
Impairment	—	—	40,000	—	—	40,000
Share based compensation	—	—	118	—	—	118
Other non-cash expenses	—	—	3,326	—	—	3,326
Equity in net (income) loss of subsidiary	48,354	48,354	1,965	—	(98,673)	—
Bad debt provision	—	—	876	—	—	876
Trade receivables	—	—	12,635	4,555	—	17,190
Inventories	—	—	18,983	4,104	—	23,087
Accounts payable	—	—	(16,550)	(2,929)	—	(19,479)
Accrued expenses and interest	—	—	(664)	—	—	(664)
Other changes in working capital	—	—	4,596	1,110	—	5,706
Net cash provided by operating activities	—	—	29,753	6,562	—	36,315
Composatron Acquisition, net of cash	—	—	(31,625)	466	—	(31,159)
Procell Acquisition	—	—	(12,333)	—	—	(12,333)
Cash paid for property and equipment	—	—	(6,084)	(198)	—	(6,282)
Proceeds from disposition of fixed asset	—	—	1,887	—	—	1,887
Net cash (used in) provided by investing activities	—	—	(48,155)	268	—	(47,887)
Proceeds from long-term obligations	—	24,313	—	—	—	24,313
Intercompany loan	—	(24,313)	24,313	—	—	—
Proceeds from revolving credit facility	—	—	25,000	—	—	25,000
Intercompany payable/receivable	—	—	6,064	(6,064)	—	—
Payment on revolving credit facility	—	—	(20,000)	—	—	(20,000)
Other cash used in financing activities	—	—	(5,190)	—	—	(5,190)
Net cash provided by (used in) financing activities	—	—	30,187	(6,064)	—	24,123
Cash impact of currency translation adjustment	—	—	—	427	—	427
Net increase in cash and cash equivalents	—	—	11,785	1,193	—	12,978
Cash and equivalents- beginning of period	—	—	9,608	—	—	9,608
Cash and cash equivalents – end of period	$—	$—	$21,393	$1,193	$—	$22,586

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

	Year Ended December 31, 2007
(Dollars in thousands)	CPG
	International
Condensed Consolidating Statement	Inc.	CPG	Guarantor
of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Eliminations	Consolidated
Net income	$4,229	$4,229	$4,229	$(8,458)	$4,229
Depreciation and amortization	—	—	18,157	—	18,157
Deferred income tax provision	—	—	3,570	—	3,570
Share based compensation	—	—	398	—	398
Other non-cash expenses	—	—	1,488	—	1,488
Equity in net (income) loss of subsidiary	(4,229)	(4,229)	—	8,458	—
Trade receivables	—	—	1,212	—	1,212
Inventories	—	—	(4,512)	—	(4,512)
Accounts payable	—	—	(1,800)	—	(1,800)
Accrued expenses and interest	—	—	106	—	106
Other changes in working capital	—	—	(1,589)	—	(1,589)
Net cash provided by operating activities	—	—	21,259	—	21,259
Purchases of property and equipment	—	—	(14,386)	—	(14,386)
Acquisition of Procell, net	—	—	(58,183)	—	(58,183)
Other cash used in investing activities	—	—	1,999	—	1,999
Net cash used in investing activities	—	—	(70,570)	—	(70,570)
Proceeds from long-term obligations	—	—	33,000	—	33,000
Capital contribution	—	—	34,895	—	34,895
Net payments from revolving credit	—	—	(9,500)	—	(9,500)
Other cash used in financing activities	—	—	(1,649)	—	(1,649)
Net cash provided by financing activities	—	—	56,746	—	56,746
Net increase in cash and cash equivalents	—	—	7,435	—	7,435
Cash and cash equivalents – beginning of period	—	—	2,173	—	2,173
Cash and cash equivalents – end of period	$—	$—	$9,608	$—	$9,608

14.	SHARE BASED COMPENSATION

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

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

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

A summary of all vested and non-vested Class B Unit activity under the equity program as of December 31, 2009 and 2008, and changes during the years then ended are presented below:

		Weighted	Aggregate
		Average	Intrinsic
	B	Purchase	Value
Outstanding Units	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	4,340	10
Repurchased at fair market value	(1,260)	10
Forfeited	(148)	10
Outstanding at December 31, 2009	14,285	$10	$ 307

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

		Weighted	Aggregate
		Average	Intrinsic
	B	Purchase	Value
	Units	Price	($000)

Outstanding at January 1, 2008	9,159	$10
Granted	4,444	10
Forfeited	(187)	10
Repurchased at fair market value	(2,063)	10
Outstanding at December 31, 2008	11,353	$10	$ 172

A summary of the Class B Unit equity program’s non-vested Class B Units as of December 31, 2009 and 2008, and changes during the years then ended are presented below:

		Weighted-Avg.
	B	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$49.80
Granted/Issued	4,340	17.13
Vested	(2,326)	47.62
Forfeited	(148)	16.97
Non-vested at December 31, 2009	6,534	$23.36

		Weighted-Avg.
	B	Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2008	2,419	$109.75
Granted/Issued	4,444	35.14
Vested	(2,008)	81.42
Forfeited	(187)	75.90
Non-vested at December 31, 2008	4,668	$49.80

Total fair value of the units vested during the years ended December 31, 2009 and 2008 was approximately $111,000 and $163,000, respectively.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $97,000, $118,000 and $398,000, respectively. The remaining unrecognized compensation costs related to non-vested Class B Units at December 31, 2009 and 2008 was approximately $108,000 and $146,000, respectively, and the weighted-average period of time over which these costs will be recognized is 2.8 years and 3.0 years, respectively.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

15.	SUBSEQUENT EVENTS

On March 11, 2010, pursuant to the contribution agreement for the Procell Acquisition, dated December 13, 2006, Holdings received a notice from one of its unit holders, who is also one of the sellers of Procell, to exercise his right to have Holdings repurchase all of his Class A units at fair market value in accordance with the terms of the contribution agreement. Once the fair market value of the units has been determined in accordance with the terms of the contribution agreement, the Company or one of its subsidiaries intends to loan these funds to Holdings, which will repurchase 2,176.1683 Class A units from such unit holder.

16.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2009(1)	2009	2009	2009	Total
Net sales	$81,415	$62,358	$78,404	$44,698	$266,875
Gross margin	$27,972	$22,223	$28,100	$15,259	$93,547
Operating income (loss)	$745	$8,010	$13,934	$(2,128)	$20,565
Net income (loss)	$(7,050)	$92	$5,976	$(9,367)	$(10,306)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands)	2008	2008	2008	2008(1)	Total
Net sales	$94,173	$75,367	$90,856	$44,888	$305,240
Gross margin	$24,863	$17,435	$23,019	$4,941	$70,141
Operating income (loss)	$12,500	$4,156	$9,357	$(46,362)	$(20,482)
Net income (loss)	$2,021	$(2,832)	$625	$(48,121)	$(48,354)

(1)	The Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December
31, 2008, representing its best estimate of the impairment charge at that time. The Company finalized the
Goodwill impairment analysis during the first quarter of 2009 and an additional non-cash Goodwill impairment charge of $14.4 million was recorded in its condensed consolidated financial statements for the three months ended March 31, 2009.

CPG International Inc.

and Subsidiaries

Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG International Inc.

Date: March 25, 2010	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERIC K. JUNGBLUTH	Chief Executive Officer and Director
Eric K. Jungbluth	(principal executive officer)	March 25, 2010
/s/SCOTT HARRISON	Executive Vice President and Chief
Scott Harrison	Financial Officer (principal financial	March 25, 2010
officer and principal accounting officer)
/s/ JAMES ANDERSEN
James Andersen	Director	March 25, 2010

/s/ VINCENT A. CALARCO
Vincent A. Calarco	Director	March 25, 2010
/s/ STUART M. CHRISTHILF, IV
Stuart M. Christhilf, IV	Director	March 25, 2010

/s/BRIAN R. HOESTEREY
Brian R. Hoesterey	Chairman of the Board	March 25, 2010

/s/ CHRISTOPHER P. MAHAN
Christopher P. Mahan	Director	March 25, 2010

/s/ VINCENT A. SARNI
Vincent A. Sarni	Director	March 25, 2010
/s/ JULIAN M. STEINBERG
Julian M. Steinberg	Director	March 25, 2010

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 12, 2005, by and among Compression LLC
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
and incorporated herein by reference).
10.4	Amended and Restated Industrial Lease between North Keyser Partners, LLC and Vycom
Corp., dated May 10, 2005, re: 888 North Keyser Avenue, Scranton, PA 18504 Lackawanna
County (filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).
10.5	Separation Agreement, as of April 15, 2009, among Compression Polymers Holding
Corporation, Vycom Corp. and Ralph Bruno (filed as Exhibit 10.24 to the Post-Effective Amendment to the
Registration Statement on Form S-1 filed on April 28, 2009 and incorporated herein by reference).
10.6	Separation Agreement and Release, dated as of November 5, 2007, by and among CPG International I Inc.,
Scranton Products Inc. and AZEK Building Products Inc., and John R. Loyack (filed as Exhibit 10.16 to the
December 31, 2008 Form 10-K and incorporated herein by reference).
10.7	Employment Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.17 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.8	Noncompetition Agreement, dated as of March 3, 2008, by and among CPG International Inc., CPG
International I Inc., Scranton Products Inc., AZEK Products and Eric Jungbluth (filed as Exhibit 10.18 to the December 31, 2007 Form 10-K and incorporated herein by reference).
10.9	Amended and Restated Employment Agreement, dated as of July 1, 2008, by and among CPG International
I Inc., Scranton Products Inc., AZEK Building Products Inc. and Scott Harrison (filed as Exhibit 10.11 to the
Annual Report of Form 10-K filed on March 31, 2009 (the “December 31, 2008 Form 10-K”( and
incorporated herein by reference).
10.10	Separation Agreement and Release, dated as of December 19, 2008, by and among CPG International
Holdings LP, CPG International I Inc., Scranton Products Inc., AZEK Building Products Inc., KF Equities
and James Keisling (filed as Exhibit 10.12 to the December 31, 2008 Form 10-K and incorporated herein by reference).

10.11	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and
Donald C. Wharton (filed as Exhibit 10.13 to the December 31, 2008 Form 10-K and incorporated herein by reference).

10.12	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I. Inc., AZEK Products Inc. and Scranton Products Inc. and Jason
Grommon (filed as Exhibit 10.14 to the December 31, 2008 Form 10-K and incorporated herein by reference).
10.13*	Employment Agreement, dated as of March 26, 2009, by and among CPG International Holdings LP,
CPG International Inc., CPG International I Inc., AZEK Products Inc. and Scranton Products Inc. and
Ken Buck.

10.14	Form of Subscription Agreement for Class A Limited Partnership Interests in CPG International Holdings
LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 23, 2008 and incorporated herein by reference).

10.15	Form of Executive Subscription Agreement and Power of Attorney for Class B Limited Partnership
Interests in CPG International Holdings LP (filed as Exhibit 10.16 to the December 31, 2008 Form 10-K and

incorporated herein by reference).
10.16	Management Agreement, dated as of May 10, 2005, by and between Compression Polymers
Holding Corporation and AEA Investors LLC (filed as Exhibit 10.10 to the Form S-4 and incorporated herein by reference).

10.17	Amendment No. 1 to Management Agreement, dated as of May 1, 2006, by and between to
Compression Polymers Holding Corporation and AEA Investors LLC (filed as Exhibit 10.11 to the Form S-4 and incorporated herein by reference).

10.18	Management Rights Letter Agreement, dated as of January 31, 2007, between CPG Fund LP
International I Inc. and AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged)
(filed as Exhibit 10.2 to the February 2, 2007 Form 8-K and incorporated herein by reference).

10.19	Loan and Security Agreement, dated as of February 13, 2008, by and among Scranton Products Inc.,
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

10.20	Amendment No. 1 to Loan and Security Agreement dated as of February 29, 2008, by and among CPG
International I Inc., Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc.,
the guarantors named therein, the lenders identified on the pages thereto and Wachovia Bank, as administrative agent (filed as Exhibit 10.14 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.21	Term Loan and Security Agreement, dated as of February 29, 2008 by and among CPG International I Inc.,
Scranton Products Inc., AZEK Building Products Inc. and Procell Decking Inc., the guarantors named therein, the lenders identified on the pages thereto, Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as lead arranger and lead bookrunner (filed as Exhibit 10.15 to the December 31, 2007 Form 10-K and incorporated herein by reference).

10.22	Form of Intercompany Note, by and between CPG International Holdings LP and AZEK Building Products
Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2008 and incorporated herein by reference).

21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of the Interim Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

________________________

* Filed herewith.