Form 10-Q
period 2010-03-31
CPG INTERNATIONAL INC.
filed 2010-05-17
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There is no public market for the registrant’s common stock. As of April 30, 2010 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2010

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.	5

Notes to Condensed Consolidated Financial Statements.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	41

Item 4. Controls and Procedures.	42

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	43

Item 1A. Risk Factors.	43

Item 6. Exhibits.	43

SIGNATURES.

CPG International Inc.

And Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009

(unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$18,433	$44,501
Receivables:
Trade, less allowance for doubtful accounts of $1,454 and $964 in 2010 and 2009, respectively	58,001	14,219
Inventories	34,042	45,922
Deferred income taxes—current	511	2,414
Prepaid expenses and other	3,078	3,097
Total current assets	114,065	110,153
Property and equipment—net	82,483	84,332
Goodwill	247,172	246,842
Intangible assets —net	91,689	92,699
Deferred financing costs—net	4,533	5,079
Other assets	286	299
Total assets	$540,228	$539,404

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$19,835	$24,263
Current portion of capital lease	1,289	1,747
Current portion of long-term debt obligations	34,227	250
Accrued interest	6,290	13,049
Accrued rebates	4,425	3,916
Accrued expenses	11,941	14,527
Total current liabilities	78,007	57,752
Deferred income taxes	36,695	35,067
Capital lease obligation—less current portion	3,320	3,316
Long-term debt—less current portion	278,053	302,042
Accrued warranty	3,232	3,183
Other liabilities	36	35
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at March 31,
2010 and December 31, 2009	—	—
Additional paid-in capital	212,187	212,152
Accumulated deficit	(59,708)	(62,899)
Note receivable – CPG Holdings	(9,883)	(8,872)
Accumulated other comprehensive loss	(1,711)	(2,372)
Total shareholder’s equity	140,885	138,009
Total liabilities and shareholder’s equity	$540,228	$539,404

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Net sales	$94,667	$81,415
Cost of sales	(65,098)	(53,443)
Gross margin	29,569	27,972
Selling, general and administrative expenses	(14,395)	(12,819)
Impairment of goodwill and long-lived assets	(599)	(14,408)
Operating income	14,575	745

Other income (expenses):
Interest expense	(7,471)	(8,199)
Interest income	—	20
Foreign currency gain (loss)	78	(27)
Miscellaneous – net	7	15
Total other expenses-net	(7,386)	(8,191)

Income (loss) before income taxes	7,189	(7,446)
Income tax (expense) benefit	(3,998)	396
Net income (loss)	$3,191	$(7,050)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(unaudited)

(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Cash flow from operating activities:
Net income (loss)	$3,191	$(7,050)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	5,509	5,328
Non-cash interest charges	600	760
Deferred income tax provision (benefit)	3,486	(723)
Share based compensation	14	31
Impairment of goodwill and long-lived assets	599	14,408
Unrealized (gain) loss on foreign currency exchange	(158)	27
Loss on disposal of property	11	—
Bad debt provision	494	140
Changes in certain assets and liabilities:
Trade receivables	(44,260)	(27,642)
Inventories	11,880	2,242
Prepaid expenses and other current assets	26	2,209
Accounts payable	(3,747)	11,197
Accrued expenses and interest	(8,858)	(4,550)
Other liabilities and assets	62	(53)
Net cash used in operating activities	(31,151)	(3,676)
Cash flows used in investing activities:
Purchases of property and equipment	(3,490)	(559)
Net cash used in investing activities	(3,490)	(559)
Cash flows from financing activities:
Proceeds under revolving credit facility	10,000	—
Payment on long-term obligations	(519)	(535)
Payments on behalf of CPG Holdings equity	(990)	—
Net cash provided by (used in) financing activities	8,491	(535)
Impact of foreign currency on cash and cash equivalents	82	(70)
Net decrease in cash and cash equivalents	(26,068)	(4,840)
Cash and cash equivalents – Beginning of period	44,501	22,586
Cash and cash equivalents – End of period	$18,433	$17,746
Supplemental disclosures:
Cash paid for interest	$13,617	$14,999
Federal, state and local taxes paid (refunded)	$2	$(20)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$1,197	$728

See notes to condensed consolidated financial statements.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis. The notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

The Company has guaranteed debt securities of its direct subsidiary, CPG International I Inc. (“CPG”), and, as a result, although CPG is the issuer of the debt securities, the financial statements included herein for the periods presented are those of the Company. See Note 11 for condensed consolidating financial information for the Company, CPG and its subsidiaries.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Beginning balance	$964	$1,660
Increase for anticipated bad debts	494	140
Decrease for accounts written off	(4)	(763)
Ending balance	$1,454	$1,037

CPG International Inc. and Subsidiaries

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

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years, AZEK Deck has only been on the market for five years, and AZEK Rail has only been on the market for eight years, each of which are early in their product life cycles. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates. Although management believes that the warranty reserves at March 31, 2010 are adequate, actual results may vary from these estimates. The Company currently classifies a portion of the warranty reserve as a current liability.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Beginning balance	$3,596	$3,853
Additions	233	143
Warranty claims	(99)	(85)
Adjustment to reserve	(88)	(105)
Ending balance	3,642	3,806
Current portion of accrued warranty	(410)	(590)
Total accrued warranty – less current portion	$3,232	$3,216

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt. The Company has reviewed its debt and believes that the carrying values approximates fair value. All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

Comprehensive Income (Loss)

Comprehensiveincome (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder. The Company’s accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of $1,711,000 at March 31, 2010 and $2,372,000 at December 31, 2009. Other comprehensive income for the three months ended March 31, 2010 was $661,000. Other comprehensive loss for the three months ended March 31, 2009 was $(590,000).

Foreign Currency Translation

The translation of the financial statements of the Company’s Canadian subsidiary whose functional currency is the Canadian Dollar into U.S. Dollar (“USD”) is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholder’s equity separately as accumulated other comprehensive income (loss).

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

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and December 31, 2009, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. The Company and its subsidiaries’ federal income tax returns for tax years 2006 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. One of the Company’s subsidiaries files federal and provincial income tax returns in Canada. The Canadian subsidiary has been examined by Revenue Canada through September 30, 2007, and is presently under examination for short-period income tax returns through February 29, 2008.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance is limited to disclosures in the Company’s consolidated financial statements.

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

Beginning in the third quarter of 2009, the Company realigned its industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors. Segment results for the corresponding three month period ended March 31, 2009 have been updated to conform to this organizational change.

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

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2010:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$68,892	$13,143	$12,632	$—	$—	$94,667
Cost of sales	(47,082)	(7,649)	(10,367)	—	—	(65,098)
Gross margin	21,810	5,494	2,265	—	—	29,569
Selling, general and administrative expenses	(7,546)	(2,253)	(1,520)	(3,076)	—	(14,395)
Impairment of long-lived assets	(599)	—	—	—	—	(599)
Segment operating income (loss)	$13,665	$3,241	$745	$(3,076)	$—	$14,575

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,942	$246	$846	$—	$—	$4,034
Selling, general and administrative expense	632	40	568	235	—	1,475
Total depreciation and amortization	$3,574	$286	$1,414	$235	$—	$5,509
Total capital expenditures(1)	$3,970	$194	$377	$146	$—	$4,687

______

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended March 31, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Eliminations	Consolidated
Net sales	$57,056	$15,967	$8,392	$—	$—	$81,415
Cost of sales	(37,401)	(9,982)	(6,060)	—	—	(53,443)
Gross margin	19,655	5,985	2,332	—	—	27,972
Selling, general and administrative expenses	(5,957)	(2,054)	(1,290)	(3,518)	—	(12,819)
Impairment of goodwill	(14,912)	3,273	(2,769)	—	—	(14,408)
Segment operating income (loss)	$(1,214)	$7,204	$(1,727)	$(3,518)	$—	$745

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,723	$211	$1,003	$—	$—	$3,937
Selling, general and administrative expense	501	40	553	297	—	1,391
Total depreciation and amortization	$3,224	$251	$1,556	$297	$—	$5,328
Total capital expenditures(1)	$647	$449	$131	$60	$—	$1,287

______

(1)	Includes capital expenditures in accounts payable.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

The following table sets forth summarized financial information regarding assets by business segment:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Total assets:
AZEK Building Products	$336,699	$320,475
Scranton Products	91,082	113,819
Vycom	107,145	99,506
Corporate	5,302	5,604
Total consolidated assets	$540,228	$539,404

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment:

	Three Months		Three Months
	Ended		Ended
	March 31, 2010		March 31, 2009
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	29%	40%	33%	47%
Distributor B	17	24	9	13
Distributor C	9	13	12	17
Total	55%	77%	54%	77%

The Company’s geographic distribution of long-lived assets at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Long-lived assets:
United States	$75,367	$76,443
Canada	7,116	7,889
Total consolidated long-lived assets	$82,483	$84,332

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

3.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Raw materials	$22,947	$25,695
Work in process	—	72
Finished goods	11,095	20,155
Total inventories	$34,042	$45,922

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

4.	PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Land and improvements	$1,701	$1,701
Buildings and improvements	23,658	23,616
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	101,275	100,015
Office furniture and equipment	5,298	4,991
Total property and equipment	142,026	140,417
Construction in progress	3,483	2,855
	145,509	143,272
Accumulated depreciation	(63,026)	(58,940)
Total property and equipment – net	$82,483	$84,332

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $4,328,000 and $4,262,000, respectively.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

5.	GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following:

	Lives in	March 31,	December 31,
(Dollars in thousands)	Years	2010	2009
Goodwill	—	$247,172	$246,842

Non-amortizable intangibles:
Trademarks		67,400	67,400
Other intangibles		780	752
Amortizable intangibles:
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,598)	(1,473)
Non-compete agreement- net		902	1,027

Customer relationships	10	26,240	26,203
Accumulated amortization customer relationships		(12,694)	(11,981)
Customer relationships-net		13,546	14,222

Proprietary knowledge	15	12,953	12,816
Accumulated amortization proprietary knowledge		(4,291)	(3,938)
Proprietary knowledge-net		8,662	8,878

Trade names	5	370	357
Accumulated amortization trade names		(234)	(204)
Trade names-net		136	153

Royalty license	7	382	368
Accumulated amortization royalty license		(119)	(101)
Royalty license-net		263	267
Total amortizable intangibles-net		23,509	24,547
Intangible assets – net		$91,689	$92,699

Goodwill and trademarks are tested for impairment annually. Goodwill is tested at the reporting unit level. The customer relationships, non-compete agreement and proprietary knowledge, which are amortizable, are tested for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. At each reporting period, the assigned useful lives are considered for continued appropriateness.

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

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $1,181,000 and $1,068,000, respectively.

The following table presents the future intangible asset amortization expense based on existing amortizable intangible assets at March 31, 2010:

(Dollars in thousands)
2010	$3,519
2011	4,451
2012	3,829
2013	3,613
2014	3,447
Thereafter	4,650
Total	$23,509

The following tables summarize the changes in the Company’s goodwill for the three month period ended March 31, 2010:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Vycom	Consolidated
Balance at December 31, 2009:
Goodwill	$179,791	$47,384	$70,075	$297,250
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at December 31, 2009	153,933	35,220	57,689	246,842
Currency translation adjustment	330	–	–	330
Balance at March 31, 2010:
Goodwill	180,121	47,384	70,075	297,580
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at March 31, 2010	$154,263	$35,220	$57,689	$247,172

6.	DEFERRED FINANCING COSTS, NET

Deferred financing costs consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(9,142)	(8,596)
Total deferred financing costs, net	$4,533	$5,079

Amortization of deferred financing costs for the three months ended March 31, 2010 and 2009 was approximately $546,000 and $629,000, respectively. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

7.	LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75%
(7.18% at March 31, 2010 and 7.87% at December 31, 2009) (includes
premium of $53 at March 31, 2010 and $59 at December 31, 2009)	128,053	128,059
Revolving Credit Facility – (3.5% at March 31, 2010)	10,000	—
Term Loan due 2011 –5.3% at March 31, 2010 and 5.25% at December 31, 2009 (includes discount of $210 at March 31, 2010 and $267 at December 31, 2009)	24,227	24,233

Total	312,280	302,292
Less current portion	34,227	250
Long-term debt—less current portion	$278,053	$302,042

CPG International I Inc. (“CPG”), a wholly owned subsidiary of the Company, had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at March 31, 2010. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of March 31, 2010, the Company has scheduled debt payments (excluding interest) of $10,188,000 in 2010, $24,250,000 in 2011, $128,000,000 in 2012 and $150,000,000 in 2013.

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

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

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

The Company and its subsidiaries are a party to a Term Loan and Security Agreement (“Term Loan Agreement”), which was entered into on February 29, 2008. Subsidiaries of the Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition. The Term Loan Agreement requires the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011. The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts. The Company is currently reviewing various options for repayment, which could include cash from operations, extending the term of the loan, borrowing under the Loan Agreement or any other financing options. The Term Loan Agreement contains various covenants, including a financial covenant which requires the Company and its subsidiaries to maintain, as defined, a maximum ratio of consolidated senior secured indebtedness to consolidated EBITDA. The Term Loan Agreement also imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to issue guarantees, grant liens, make fundamental changes in their business, corporate structure or capital structure, make loans and investments, declare or agree to pay any dividends or other distributions, enter into transactions with affiliates, modify or waive material agreements, or prepay or repurchase indebtedness.

The Term Loan Agreement contains a mandatory prepayment based on excess cash flow at December 31, 2009, which was payable on April 5, 2010. The Company applied for and obtained a waiver to release its obligation under this prepayment.

The Company is in compliance with the financial and non-financial covenants imposed by the debt agreements as of March 31, 2010.

8.	LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases. The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

During 2009, the Company decided to consolidate its administrative offices into one of its manufacturing facilities. On December 22, 2009, the Company gave notice of its intention to terminate the related operating lease to the lessor.  In conjunction with the termination in February 2010, the Company paid approximately $244,000, in required termination costs under the terms of the lease.  These costs represented six months rent as well as the unamortized portion of prepaid real estate commissions, and were included as a part of operating expenses in the Company’s corporate segment income statement in 2009.

In addition, the Company decided to consolidate its two Canadian manufacturing facilities into one facility. On December 20, 2009, the Company entered into an amended operating lease agreement with its lessor, which amended the original lease to advance the expiration of its term.  The Company also recorded a liability of approximately $413,000, which represented the required termination costs under the terms of the lease.  These costs

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

represent funds payable directly to the lessor as well as costs to be incurred by the Company before exiting the lease.  These costs are also included as a part of operating expense in the Company’s AZEK Building Product’s income statement in 2009.

In connection with the facility consolidation, the Company identified certain machinery and equipment at the Canadian manufacturing facility that no longer had a useful life to the Company. The Company plans on disposing a majority of the manufacturing equipment by the end of the fourth quarter of 2010 and has written the assets down by approximately $599,000 to the estimated fair value net of any related selling costs. The current carrying value of the assets at March 31, 2010 was approximately $747,000. The asset write-down is included as part of operating expense in the Company’s AZEK Building Product’s income statement in the first quarter of 2010.

Future minimum rental payments at March 31, 2010 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2010	$1,804	$1,092
2011	1,906	1,113
2012	950	710
2013	559	551
2014	539	506
Thereafter	5,695	1,012
Total	11,453	$4,984
Less amount representing interest	(6,844)
Present value of minimum capital lease payments	4,609
Less current installments of obligations under capital leases	(1,289)
Obligations under capital leases—excluding current installments	$3,320

Total rent expense for the three months ended March 31, 2010 and 2009 was approximately $365,000 and $436,000, respectively.

9.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

10.	RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors. Management fees of $375,000 are included in selling, general and administrative expenses for each of the three months ended March 31, 2010 and 2009.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three months ended March 31, 2010 and 2009 were $129,000 and $128,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location with North Alabama Property Leasing, Inc. The lessor of the property is an entity whose sole shareholder is now an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

in 2007. Total lease payments for the three months ended March 31, 2010 and 2009 were approximately $191,000 and $184,000, respectively. The Company has also paid storage and other fees to the lessor in the amount of approximately $8,000 and $6,000 for the three months ended March 31, 2010 and 2009, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron. Total costs paid after the acquisition to these affiliated companies were approximately nil and $2,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company also has long-term notes in the amount of $9,883,000 due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings. Included in the $9,883,000 is approximately $3,000,000 related to the repurchase of Class A limited partnership units and Class B Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors. Currently, no repayment schedule has been established for these notes. The notes have been classified in shareholder’s equity.

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company conducts its business through its directly and indirectly 100% owned operating subsidiaries. The Company’s 100% owned subsidiary, CPG, is the issuer of the Notes. (See Note 7.) The Company is the direct parent holding company of CPG and a guarantor of the Notes. In addition, all of the domestic subsidiaries of CPG, which are all 100% indirectly owned by the Company, guarantee the Notes. The guarantees are full, unconditional, joint and several. The Company acquired Composatron in February 2008. In connection with the acquisition of Composatron, AZEK Canada Inc., an indirect wholly owned subsidiary of the Company that is incorporated under the laws of the Province of Ontario (“AZEK Canada”) merged with and into Composatron on February 29, 2008, and the entity surviving this merger was AZEK Canada. AZEK Canada does not provide any guarantees on the Notes.

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	March 31, 2010
(Dollars in thousands)	CPG
Condensed	International
Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$16,540	$1,893	$—	$18,433
Net receivables	—	—	57,510	491	—	58,001
Inventory	—	—	34,042	—	—	34,042
Other current assets	—	—	3,336	253	—	3,589
Total current assets	—	—	111,428	2,637	—	114,065
Net property and equipment	—	—	75,367	7,116	—	82,483
Goodwill	—	—	237,913	9,259	—	247,172
Net intangible assets	—	—	86,954	4,735	—	91,689
Deferred financing costs, net	—	—	4,533	—	—	4,533
Other assets	—	—	210	76	—	286
Notes receivable - intercompany	—	318,570	16,115	—	(334,685)	—
Investment in subsidiary	141,556	141,556	7,484	—	(290,596)	—
Intercompany receivables	—	—	6	859	(865)	—
Total assets	$141,556	$460,126	$540,010	$24,682	$(626,146)	$540,228
Accounts payable	$—	$—	$19,775	$60	$—	$19,835
Accrued interest	—	6,290	—	—	—	6,290
Current portion-long term debt	—	34,227	—	—	—	34,227
Accrued expenses	—	—	15,964	402	—	16,366
Current portion of capital lease	—	—	1,289	—	—	1,289
Total current liabilities	—	40,517	37,028	462	—	78,007
Deferred income taxes	—	—	35,409	1,286	—	36,695
Long-term debt	—	278,053	—	—	—	278,053
Intercompany debt	—	—	318,570	16,115	(334,685)	—
Other non-current liabilities	—	—	6,588	—	—	6,588
Intercompany payable	—	—	859	6	(865)	—
Equity	141,556	141,556	141,556	6,813	(290,596)	140,885
Total liabilities and equity	$141,556	$460,126	$540,010	$24,682	$(626,146)	$540,228

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	December 31, 2009
(Dollars in thousands)	CPG
Condensed	International
Consolidating	Inc.	CPG	Guarantor	Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$42,311	$2,190	$—	$44,501
Net receivables	—	—	13,805	414	—	14,219
Inventory	—	—	45,922	—	—	45,922
Other current assets	—	—	5,271	240	—	5,511
Total current assets	—	—	107,309	2,844	—	110,153
Net property and equipment	—	—	76,443	7,889	—	84,332
Goodwill	—	—	237,913	8,929	—	246,842
Net intangible assets	—	—	87,953	4,746	—	92,699
Deferred financing costs, net	—	—	5,079	—	—	5,079
Other assets	—	—	225	74	—	299
Note receivable - intercompany	—	315,341	15,162	—	(330,503)	—
Investment in subsidiary	138,930	138,930	8,045	—	(285,905)	—
Total assets	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404
Accounts payable	$—	$—	$24,236	$27	$—	$24,263
Accrued interest	—	13,049	—	—	—	13,049
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	17,699	744	—	18,443
Other current liabilities	—	—	1,747	—	—	1,747
Total current liabilities	—	13,299	43,682	771	—	57,752
Deferred income taxes	—	—	33,642	1,425	—	35,067
Long-term debt	—	302,042	—	—	—	302,042
Intercompany debt	—	—	315,341	15,162	(330,503)	—
Other non-current liabilities	—	—	6,534	—	—	6,534
Equity	138,930	138,930	138,930	7,124	(285,905)	138,009
Total liabilities and equity	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2010
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$92,305	$2,362	$—	$94,667
Cost of sales	—	—	(63,385)	(1,713)	—	(65,098)
Gross margin	—	—	28,920	649	—	29,569
Selling, general and administrative expenses	—	—	(13,963)	(432)	—	(14,395)
Impairment of goodwill and long-lived assets	—	—	—	(599)	—	(599)
Operating income (loss)	—	—	14,957	(382)	—	14,575
Intercompany income	—	6,815	384	(384)	(6,815)	—
Interest expense, net of interest income	—	(6,815)	(7,471)	—	6,815	(7,471)
Miscellaneous, net	—	—	12	(5)	—	7
Foreign currency gain	—	—	78	—	—	78
Income tax (expense) benefit	—	—	(4,207)	209	—	(3,998)
Equity in net (loss) income from subsidiary	3,191	3,191	(562)	—	(5,820)	—
Net income (loss)	$3,191	$3,191	$3,191	$(562)	$(5,820)	$3,191

	Three Months Ended March 31, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$79,774	$1,641	$—	$81,415
Cost of sales	—	—	(52,143)	(1,300)	—	(53,443)
Gross margin	—	—	27,631	341	—	27,972
Selling, general and administrative expenses	—	—	(12,557)	(262)	—	(12,819)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Operating income	—	—	666	79	—	745
Intercompany income	—	7,446	591	(591)	(7,446)	—
Interest expense, net of interest income	—	(7,446)	(8,179)	—	7,446	(8,179)
Miscellaneous, net	—	—	(23)	38	—	15
Exchange rate difference	—	—	(27)	—	—	(27)
Income tax benefit (expense)	—	—	249	147	—	396
Equity in net (loss) income from subsidiary	(7,050)	(7,050)	(327)	—	14,427	—
Net (loss) income	$(7,050)	$(7,050)	$(7,050)	$(327)	$14,427	$(7,050)

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2010
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net income	$3,191	$3,191	$3,191	$(561)	$(5,821)	$3,191
Depreciation and amortization	—	—	4,829	680	—	5,509
Deferred income tax benefit	—	—	3,695	(209)	—	3,486
Share based compensation	—	—	14	—	—	14
Non-cash interest charges	—	—	600	—	—	600
Unrealized (gain) loss on foreign currency exchange	—	—	(542)	384	—	(158)
Loss on disposition of fixed assets	—	—	11	—	—	11
Impairment of goodwill and long-lived assets	—	—	—	599	—	599
Bad debt provision	—	—	494	—	—	494
Equity in net (income) loss from subsidiary	(3,191)	(3,191)	561	—	5,821	—
Trade receivables	—	—	(44,199)	(61)	—	(44,260)
Inventories	—	—	11,880	—	—	11,880
Accounts payable	—	—	(3,778)	31	—	(3,747)
Accrued expenses and interest	—	—	(8,492)	(366)	—	(8,858)
Prepaid expenses and other current assets	—	—	7	19	—	26
Other changes in working capital	—	—	62	—	—	62
Net cash (used in) provided by operating activities	—	—	(31,667)	516	—	(31,151)
Purchases of property and equipment	—	—	(3,448)	(42)	—	(3,490)
Net cash used in investing activities	—	—	(3,448)	(42)	—	(3,490)
Intercompany payable/receivable	—	—	853	(853)	—	—
Proceeds under revolving credit facility	—	—	10,000	—	—	10,000
Other cash used in financing activities	—	—	(1,509)	—	—	(1,509)
Net cash provided by (used in) financing activities	—	—	9,344	(853)	—	8,491
Cash impact of currency translation adjustment	—	—	—	82	—	82
Net decrease in cash and cash equivalents	—	—	(25,771)	(297)	—	(26,068)
Cash and equivalents - beginning of period	—	—	42,311	2,190	—	44,501
Cash and cash equivalents – end of period	$—	$—	$16,540	$1,893	$—	$18,433

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(7,050)	$(7,050)	$(7,050)	$(327)	$14,427	$(7,050)
Depreciation and amortization	—	—	4,845	483	—	5,328
Deferred income tax (benefit) provision	—	—	(576)	(147)	—	(723)
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	31	—	—	31
Non-cash interest charges	—	—	760	—	—	760
Unrealized loss on foreign currency exchange	—	—	(426)	453	—	27
Bad debt provision	—	—	140	—	—	140
Equity in net (income) loss from subsidiary	7,050	7,050	327	—	(14,427)	—
Trade receivables	—	—	(27,659)	17	—	(27,642)
Inventories	—	—	2,242	—	—	2,242
Accounts payable	—	—	11,206	(9)	—	11,197
Accrued expenses and interest	—	—	(4,340)	(210)	—	(4,550)
Prepaid expenses and other current assets	—	—	2,209	—	—	2,209
Other changes in working capital	—	—	(53)	—	—	(53)
Net cash (used in) provided by operating activities	—	—	(3,936)	260	—	(3,676)
Purchases of property and equipment	—	—	(626)	67	—	(559)
Net cash (used in) provided by investing activities	—	—	(626)	67	—	(559)
Intercompany payable/receivable	—	—	1,264	(1,264)	—	—
Other cash used in financing activities	—	—	(535)	—	—	(535)
Net cash provided by (used in) financing activities	—	—	729	(1,264)	—	(535)
Cash impact of currency translation adjustment	—	—	—	(70)	—	(70)
Net decrease in cash and cash equivalents	—	—	(3,833)	(1,007)	—	(4,840)
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$17,560	$186	—	$17,746

12. SHARE BASED COMPENSATION

The Company’s parent company, Holdings, established a Class B Unit equity program, which offers executive officers and certain key managers and employees the opportunity to purchase limited partnership units in Holdings. These equity units in Holdings are intended to allow each employee participant to share in the value created at the time the current owners sell or otherwise exit the business based upon the number of limited partnership units held in Holdings by the participants when the sale or exit transaction is completed. All of the Class B Units sold to management are generally subject to repurchase at the option of Holdings, at the lower of cost or fair market value upon termination of employment during the first year following their purchase. Thereafter, generally, 75% of such Class B Units are subject to repurchase by Holdings at the lower of cost or fair market value upon termination during the second year following their purchase, 50% during the third year and 25% during the fourth year.

A summary of all vested and non-vested Class B Unit activity under the equity program as of March 31, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009 are presented below:

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit anounts)	Units	Price	($000)

Outstanding at January 1, 2010	14,285	$10
Granted	—	10
Repurchased	(112)	10
Outstanding at March 31, 2010	14,173	$10	$ 398

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit anounts)	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	—	10
Repurchased	—	10
Forfeited	—	10
Outstanding at March 31, 2009	11,353	$10	$ 184

A summary of the B Unit Plan’s non-vested B units as of March 31, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009 are presented below:

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2010	6,534	$ 23.36
Granted/Issued	—	—
Vested	(595)	27.92
Non-vested at March 31, 2010	5,939	$ 22.27

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$49.82
Granted/Issued	—	—
Vested	(559)	59.11
Forfeited	—	—
Non-vested at March 31, 2009	4,109	$46.63

Total fair value of the shares vested during the three months ended March 31, 2010 and 2009 was approximately $17,000 and $41,000, respectively.

CPG International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited).

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units. Compensation costs are generally recognized over the four year vesting period. Total compensation recognized in the three months ended March 31, 2010 and 2009 was $14,000 and $31,000, respectively. The remaining unrecognized compensation costs related to non-vested B units at March 31, 2010 and 2009 was approximately $96,000 and $142,000, respectively, and the weighted-average period of time over which these costs will be recognized is 3.0 years and 2.0 years, respectively.

13. SUBSEQUENT EVENTS

One of the Company’s unit holders, who was also one of the seller’s of Procell, exercised his right to have holdings repurchase all of his Class A units at fair market value, in accordance with the terms of the contribution agreement. The Company or one of its subsidiaries intends to loan approximately $4,000,000 to Holdings, which will repurchase all of the Class A units from such holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below. See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below. The results of operations and cash flows for the three ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Beginning in the third quarter of 2009, the Company realigned its industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors. Segment results for the three month period ended March 31, 2009 has been updated to conform to this organizational change.

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

Since the introduction of the AZEK brand over ten years ago, AZEK has gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market. AZEK products have accounted for a majority of our net sales during the first three months of 2010 and for full year 2009, 2008 and 2007. Through our two-step, dual distribution network, we have established an extensive network of distributors and dealers throughout the United States and Canada. As of March 31, 2010, our distributors were selling our products to approximately 2,000 local stocking dealers who frequently request our products by brand name. Leveraging our extensive distribution network and brand name, we have expanded AZEK through the internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008. With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products. Our goal is to continue to expand through further geographic penetration, product extensions of our trim, moulding, railing and decking products, and the introduction of additional product lines.

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

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP. Throughout the Company’s history, resin prices have been subject to cyclical price fluctuations. Over the past five years, the fluctuations have become increasingly significant due to a variety of issues including constrained supply resulting from natural disasters and foreign demand and domestic economic conditions. Our strategy around managing these fluctuations is to partially offset the impact of significantly higher resin costs through increased sales volumes, improved manufacturing efficiencies and selling price increases.

Through our various product offerings, we have exposure to residential new construction, residential repair and remodel, commercial construction and various industrial markets. AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle. Scranton’s fabricated products are sold to various commercial markets some of which are dependent on tax receipts of municipalities. Vycom products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors. In the first three months of 2010, we estimate approximately 53% of our products were sold for residential repair and remodeling, 20% new construction, 14% were in the commercial building sector, and 13% sold to various industrial end markets. Over 97% and 98% of our sales in the first three months of 2010 and 2009 were in the United States, respectively.

Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout 2010, particularly in the commercial construction market. Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels. The capital and credit markets recently have been recently experiencing volatility and disruption. These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example, these factors combined to negatively affect our AZEK Business Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our product. In the first quarter, we have seen improved volumes in our residential and industrial markets compared to our prior year due to some improvement in the overall economy as well as from some of our new product introductions in the residential business.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, vendor rebates, product warranties and goodwill and intangible assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Net sales	$94,667	$81,415
Cost of sales	(65,098)	(53,443)
Gross margin	29,569	27,972
Selling, general and administrative expenses	(14,395)	(12,819)
Impairment of goodwill and long-lived assets	(599)	(14,408)
Operating income	14,575	745
Interest expense, net	(7,471)	(8,179)
Foreign currency gain (loss)	78	(27)
Miscellaneous - net	7	15
Income (loss) before income taxes	7,189	(7,446)
Income tax (expense) benefit	(3,998)	396
Net income (loss)	$3,191	$(7,050)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	(68.8)	(65.6)
Gross margin	31.2	34.4
Selling, general and administrative expenses	(15.2)	(15.7)
Impairment of goodwill and long-lived assets	(0.6)	(17.7)
Operating income	15.4	0.9
Interest expense, net	(7.9)	(10.0)
Miscellaneous—net	—	0.1
Foreign currency gain (loss)	0.1	(0.1)
Income (loss) before income taxes	7.6	(9.1)
Income tax (expense) benefit	(4.2)	0.5
Net income (loss)	3.4%	(8.7)%

Net Sales. Net sales were $94.7 million for the three months ended March 31, 2010, an increase of $13.3 million, or 16.3%, compared to $81.4 million for the same period of 2009. For the three months ended March 31, 2010, AZEK Building Products net sales increased 20.7%, Scranton Products net sales decreased 17.7% and Vycom net sales increased 50.5% compared to the same period in 2009. Overall, we sold 66.4 million pounds of product during the three months ended March 31, 2010, which was a 14.2% increase from the amount sold during the three months ended March 31, 2009. Volume growth in AZEK and Vycom more than offset volume declines at Scranton Products. While residential and industrial markets have stabilized relative to the prior year, the commercial building market continues to deteriorate. Average selling price per pound across the Company for the three months ended March 31, 2010 increased to $1.43 from $1.40 for the same period of 2009 primarily due to changes in product mix.

Cost of Sales. Cost of sales increased by $11.7 million, or 21.8%, to $65.1 million for the three months ended March 31, 2010 from $53.4 million for the same period in 2009. The increase was primarily attributable to the increase in volume as well as higher average materials costs for the three months ended March 31, 2010 compared to the same period in 2009. Average resin costs increased 33.3% for the three months ended March 31, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $1.6 million, or 5.7%, to $29.6 million for the three months ended March 31, 2010 from $28.0 million for the same period of 2009. Gross margin as a percent of net sales decreased to 31.2% for the three months ended March 31, 2010 from 34.4% for the same period in 2009. This decrease was mainly attributable to the increase in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 12.3%, to $14.4 million, or 15.2% of net sales for the three months ended March 31, 2010 from $12.8 million, or 15.7% of net sales for the same period in 2009. The increase in selling, general and administrative was primarily attributable to marketing programs, higher compensation expense and bad debt expense.

Impairment of Goodwill and Long-Lived Assets. Impairment of long-lived assets was $0.6 million for the three months ended March 31, 2010, resulting from the planned disposition of manufacturing equipment related to the Canadian manufacturing facility consolidation. Impairment of goodwill was $14.4 million for the three months ended March 31, 2009, resulting from the finalization of our step 2 impairment analysis under SFAS No. 142.

Interest Expense, net. Interest expense, net, decreased by $0.7 million, or 8.7%, to $7.5 million for the three months ended March 31, 2010 from $8.2 million for the same period in 2009. Interest expense declined due to lower variable interest rates in 2010 from 2009.

Income Taxes. Income taxes increased by $4.4 million to $4.0 million for the three months ended March 31, 2010 from a benefit of $0.4 million for the same period in 2009. Income tax expense for the three months ended March 31, 2010 consists primarily of tax expense ($4.1 million) attributable to ordinary income. The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), state tax expense, and forecasted pretax earnings. The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $10.3 million, to net income of $3.2 million for the three months ended March 31, 2010 from a net loss of $7.1 million for the comparable period in 2009 as a result of reasons described above, most notably from the goodwill impairment expense that did not recur in 2010.

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

AZEK Building Products – Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Net sales	$68,892	$57,056
Cost of sales	(47,082)	(37,401)
Gross margin	21,810	19,655
Selling, general and administrative expenses	(7,546)	(5,957)
Impairment of goodwill and long-lived assets	(599)	(14,912)
Segment operating income (loss)	$13,665	$(1,214)

Net Sales. Net sales increased by $11.8 million or 20.7%, to $68.9 million for the three months ended March 31, 2010 from $57.1 million for the same period in 2009. Average selling price per pound for the three months ended March 31, 2010 was $1.36 as compared to $1.27 for the same period of 2009 primarily due to changes in product mix. We sold 50.5 million pounds of product during the three months ended March 31, 2010, which was a 12.4% increase from the 44.9 million pounds sold during the comparable period in 2009. AZEK Deck and AZEK Rail product lines offset softness in our other product lines.

Cost of Sales. Cost of sales increased by $9.7 million, or 25.9%, to $47.1 million for the three months ended March 31, 2010 from $37.4 million for the same period of 2009. The increase was primarily attributable to higher volumes as well as an increase in average material costs for the three months ended March 31, 2010 compared to the same period in 2009. Average resin costs increased 33.3% for the three months ended March 31, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $2.1 million, or 11.0% to $21.8 million for the three months ended March 31, 2010 from $19.7 million for the same period in 2009. Gross margin as a percent of net sales was 31.7% for the three months ended March 31, 2010 compared to 34.4% for the same period in 2009. This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 26.7% to $7.5 million, or 11.0% of net sales for the three months ended March 31, 2010 from $6.0 million, or 10.4% of net sales for the same period in 2009. The increase in selling, general and administrative expenses was primarily related to marketing programs, higher bad debt expense and higher compensation expense.

Operating Income. Operating income increased by $14.9 million to $13.7 million for the three months ended March 31, 2010 from a loss of ($1.2) million in the comparable period of 2009 primarily due to the goodwill impairment expense that did not recur in 2010.

Scranton Products – Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Net sales	$13,143	$15,967
Cost of sales	(7,649)	(9,982)
Gross margin	5,494	5,985
Selling, general and administrative expenses	(2,253)	(2,054)
Impairment of goodwill and long-lived assets	—	3,273
Segment operating income	$3,241	$7,204

Net Sales. Net sales decreased by $2.9 million or 17.7% to $13.1 million for the three months ended March 31, 2010 from $16.0 million for the same period in 2009. Overall, we sold 4.9 million pounds of product in the three months ended March 31, 2010, which is a decrease of 24.8% from the 6.6 million pounds sold during the comparable period in 2009. Softness in the commercial construction market impacted volumes in the first quarter of 2010. Average selling price per pound for the three months ended March 31, 2010 was $2.66 compared to $2.43 for the same period of 2009 due to changes in product mix as well as lighter product materials.

Cost of Sales. Cost of sales decreased by $2.3 million, or 23.4%, to $7.6 million for the three months ended March 31, 2010 from $10.0 million for the same period of 2009. The decrease was primarily attributable to a decrease in volumes for the three months ended March 31, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $0.5 million, or 8.2% to $5.5 million for the three months ended March 31, 2010 from $6.0 million for the same period in 2009. Gross margin as a percent of net sales increased to 41.8% for the three months ended March 31, 2010 from 37.5% for the same period in 2009 due to product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 9.7% to $2.3 million, or 17.1% of net sales for the three months ended March 31, 2010 from $2.1 million, or 12.9% of net sales for the same period in 2009. The increase in selling, general and administrative expenses was primarily related to marketing programs and higher compensation expense.

Operating Income. Operating income decreased by $4.0 million, or 55.0%, to $3.2 million for the three months ended March 31, 2010 from $7.2 million for the comparable period in 2009 due to the revision of the goodwill impairment charges that occurred in 2009.

Vycom – Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its consolidated financial statements:

Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Net sales	$12,632	$8,392
Cost of sales	(10,367)	(6,060)
Gross margin	2,265	2,332
Selling, general and administrative expenses	(1,520)	(1,290)
Impairment of goodwill and long-lived assets	—	(2,769)
Segment operating income (loss)	$745	$(1,727)

Net Sales. Net sales increased by $4.2 million or 50.5% to $12.6 million for the three months ended March 31, 2010 from $8.4 million for the same period in 2009. Overall, we sold 11.0 million pounds of product in the three months ended March 31, 2010, which is an increase of 64.7% from the 6.7 million pounds sold during the comparable period in 2009. Average selling price per pound for the three months ended March 31, 2010 was $1.15 compared to $1.26 for the same period of 2009 due to changes in product mix and lower prices.

Cost of Sales. Cost of sales increased by $4.3 million, or 71.1%, to $10.4 million for the three months ended March 31, 2010 from $6.1 million for the same period of 2009. The increase was primarily attributable to an increase in volumes as well as an increase in average material costs for the three months ended March 31, 2010 compared to the same period in 2009. Average resin costs increased 33.3% for the three months ended March 31, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $0.1 million, or 2.9% to $2.2 million for the three months ended March 31, 2010 from $2.3 million for the same period in 2009. Gross margin as a percent of net sales decreased to 17.9% for the three months ended March 31, 2010 from 27.8% for the same period in 2009. This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 17.8% to $1.5 million, or 12.0% of net sales for the three months ended March 31, 2010 from $1.3 million, or 15.4% of net sales for the same period in 2009. The increase in selling, general and administrative expenses was primarily related to marketing programs and higher incentive compensation expense due to higher volumes.

Operating Income. Operating income increased by $2.5 million to $0.7 million for the three months ended March 31, 2010 from a loss of ($1.7) million in the comparable period of 2009 primarily due to the goodwill impairment expense that did not recur in 2010.

Corporate Costs – Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Dollars in thousands)	2010	2009
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,076)	(3,518)
Segment operating loss	$(3,076)	$(3,518)

General and Administrative Expenses.Corporate general and administrative expenses decreased by $0.4 million, or 12.6%, to $3.1 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily attributable to lower incentive compensation of $0.3 million.

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

Net cash used in operating activities was $31.2 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cash used in operating activities in the 2010 period was due to an increase in trade accounts receivable due to higher sales from the winter buy program, partially offset by a decrease in inventory. Key indicators that we use to monitor our cash flow include accounts receivable days and inventory turnover days. Accounts receivable days were 56 at March 31, 2010 and 50 days at March 31, 2009. Our inventory turnover days were 48 at March 31, 2010 compared to 54 at March 31, 2009.

Net cash used in investing activities was $3.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. In the 2010 period, cash used in investing activities related to $3.5 million in capital expenditures primarily related to land improvements at our Keyser facility and additional manufacturing capacity at our Foley location, as well as standard maintenance. In the 2009 period, cash used in investing activities related to $0.6 million in capital expenditures. We estimate that capital expenditures for 2010 will be $12.0 million to $17.0 million.

Net cash provided by (used in) financing activities was $8.5 million and ($0.5) million for the three months ended March 31, 2010 and 2009, respectively. For the three months of 2010, we paid $0.5 million in long-term obligations. In the first quarter of 2010, we borrowed $10.0 million under our revolving credit facility. In the first quarter of 2009, we paid $0.5 million in long-term obligations.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at March 31, 2010. The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG. The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc., Procell Decking Inc (“Procell”) and Scranton Products Inc. (AZEK Building Products Inc. and Procell on one hand and Scranton Products Inc. on the other hand each a “group”) became party to a senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”). AZEK Building Products Inc., Procell and Scranton Products Inc. are the borrowers under the Revolving Credit Facility.

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

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts. The borrowers are required to repay the outstanding principal under the Term Loan Agreement in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance under the Term Loan Agreement due on the maturity date, no later than February 28, 2011. The Term Loan Agreement contains a mandatory prepayment based on excess cash flows at December 31, 2009, which is payable on April 5, 2010. We applied for and obtained a waiver to release our obligation under this prepayment. We are currently reviewing various options for repayment of the Term Loan Agreement in 2011, including cash from operations, extending the term of the loan, borrowing under the Revolving Credit Facility or any other financing options.

The Term Loan Agreement contains negative covenants that, subject to certain exceptions and limitations, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; declare or agree to pay any dividends or other distributions; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase subordinated indebtedness. The covenants under the Term Loan Agreement also include a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0. See “—Covenant Ratios in Indenture and Credit Agreements” below.

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

Covenant Ratios in Indenture and Credit Agreements. Our Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (defined as Term Loan Agreement, Revolving Credit Facility, letter of credit and capital leases) on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below. Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million. At March 31, 2010, the Company had an available borrowing base of $45.2 million in excess of the $10.0 million drawn under the revolving credit facility.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Twelve Months
			Ended
			March 31,
(	Dollars in thousands)	Covenant Amount	2010
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.66x
	Senior secured indebtedness		$40,266
	Adjusted EBITDA		$61,129

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our new credit agreements and indenture, for the twelve month period ended March 31, 2010:

		Add:	Less:
		Three	Three
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
	December 31,	March 31,	March 31,	March 31,
(Dollars in thousands)	2009	2010	2009	2010
Net (loss) income (a)	$(10,306)	$3,191	$(7,050)	$(65)
Interest expense, net (a)	31,347	7,471	8,179	30,639
Income tax (benefit) expense	(111)	3,998	(396)	4,283
Depreciation and amortization	21,604	5,509	5,328	21,785
EBITDA	42,534	20,169	6,061	56,642
Impairment of goodwill and long-lived assets	14,408	599	14,408	599
Relocation and hiring costs	474	49	44	479
Management fee and expenses (b)	1,740	391	399	1,732
Severance costs(c)	412	13	25	400
Lease termination fees	657	18	—	675
Non-cash compensation charge	97	14	31	80
Disposal of fixed assets	525	11	—	536
Registration expenses related to Notes (d)	26	13	53	(14)
Adjusted EBITDA	$60,873	$21,277	$21,021	$61,129

_____________

(a) Net loss and interest expense each includes the amortization of approximately $0.5 million of deferred financing costs classified as interest expense for the three months ended March 31, 2010.

(b)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.
(c)	Represents severance costs attributable to individuals whose positions had not been replaced.

(d)	Represents charges related to our registration statement for the Notes.

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

Long-term Liquidity. At March 31, 2010, we had the availability of approximately $45,244,000 under our Revolving Credit Facility. We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. The capital and credit markets have been recently experiencing severe volatility and disruption. Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2010. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond March 31, 2010 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Long term debt	$302,438	$24,438	$128,000	$150,000	$—
Interest on Notes and Term Loan (a)	66,806	13,645	45,286	7,875	—
Revolving Credit Facility	10,000	10,000	—	—	—
Interest on Revolving Credit Facility (b)	350	350	—	—	—
Raw materials in transit	669	669	—	—	—
Capital lease obligations	11,454	1,805	2,856	1,098	5,695
Operating lease obligations	4,984	1,092	1,823	1,057	1,012
Separation payout	41	41	—	—	—
Total (c)	$396,742	$52,040	$177,965	$160,030	$6,707

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.18% related to our Floating Rate Notes and 5.3% related to our Term Loan.
(b)	The interest rate used in the calculation of our Revolving Credit Facility interest payment was 3.5%.
(c)

As of April 30, 2010, our Revolving Credit Facility had a balance of nil outstanding and a letter of credit of $1.4 million held against it. Availability under the Revolving Credit Facility was approximately $45.2 million at March 31, 2010.

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

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The provisions of this guidance were effective as of January 1, 2010, and the adoption did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance is limited to disclosures in on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business. Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

For the three months ended March 31, 2010, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2009. You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

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

CPG International Inc.

Date: May 17, 2010	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer