Form 10-Q
period 2010-08-13
CPG INTERNATIONAL INC.
filed 2010-08-16
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____ to  _____

Commission File Number:  333-134089

CPG International Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2779385
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

801 Corey Street, Scranton, PA	18505
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (570) 558-8000

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No[x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There is no public market for the registrant’s common stock. As of August 2, 2010 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2010

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009.	4

Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009.	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	50

Item 4. Controls and Procedures.	51

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	51

Item 1A. Risk Factors.	51

Item 5. Other Information.	52

Item 6. Exhibits.	52

SIGNATURES.

CPG International Inc.
And Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(unaudited)
 (dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$48,263	$44,501
Receivables:
Trade, less allowance for doubtful accounts of $1,281 and $964 in 2010 and 2009, respectively	30,381	14,219
Inventories	37,249	45,922
Deferred income taxes—current	2,325	2,414
Prepaid expenses and other	2,575	3,097
Total current assets	120,793	110,153
Property and equipment—net	81,677	84,332
Goodwill	246,763	246,842
Intangible assets —net	90,315	92,699
Deferred financing costs—net	3,987	5,079
Other assets	259	299
Total assets	$543,794	$539,404

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$27,222	$24,263
Current portion of capital lease	825	1,747
Current portion of long-term debt obligations	250	250
Accrued interest	13,356	13,049
Accrued rebates	3,589	3,916
Accrued expenses	12,828	14,527
Total current liabilities	58,070	57,752
Deferred income taxes	38,313	35,067
Capital lease obligation—less current portion	3,321	3,316
Long-term debt—less current portion	302,019	302,042
Accrued warranty	3,167	3,183
Other liabilities	35	35
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at June 30,
2010 and December 31, 2009	—	—
Additional paid-in capital	212,229	212,152
Accumulated deficit	(56,943)	(62,899)
Note receivable – CPG Holdings	(13,902)	(8,872)
Accumulated other comprehensive loss	(2,515)	(2,372)
Total shareholder’s equity	138,869	138,009
Total liabilities and shareholder’s equity	$543,794	$539,404

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
 Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Net sales	$85,730	$62,358
Cost of sales	(59,225)	(40,135)
Gross margin	26,505	22,223
Selling, general and administrative expenses	(14,851)	(14,087)
Loss on disposal of property	(240)	(126)
Operating income	11,414	8,010

Other income (expenses):
Interest expense	(8,272)	(7,940)
Interest income	—	33
Foreign currency (loss) gain	(99)	143
Miscellaneous – net	2	(27)
Total other expenses-net	(8,369)	(7,791)

Income before income taxes	3,045	219
Income tax expense	(277)	(127)
Net income	$2,768	$92

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
 Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Net sales	$180,397	$143,774
Cost of sales	(124,324)	(93,579)
Gross margin	56,073	50,195
Selling, general and administrative expenses	(29,235)	(26,915)
Impairment of goodwill and long-lived assets	(599)	(14,408)
Loss on disposal of property	(251)	(126)
Operating income	25,988	8,746

Other income (expenses):
Interest expense	(15,744)	(16,139)
Interest income	—	53
Foreign currency (loss) gain	(21)	116
Miscellaneous – net	6	(13)
Total other expenses-net	(15,759)	(15,983)

Income (loss) before income taxes	10,229	(7,237)
Income tax (expense) benefit	(4,273)	274
Net income (loss)	$5,956	$(6,963)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2010	2009
Cash flow from operating activities:
Net income (loss)	$5,956	$(6,963)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	10,764	10,665
Non-cash interest charges	1,199	1,361
Deferred income tax provision (benefit)	3,341	(308)
Share based compensation	27	35
Impairment of goodwill and long-lived assets	599	14,408
Unrealized loss (gain) on foreign currency exchange	57	(116)
Loss on disposal of property	251	126
Bad debt provision	476	455
Changes in certain assets and liabilities:
Trade receivables	(16,631)	(15,651)
Inventories	8,673	4,299
Prepaid expenses and other current assets	523	2,667
Accounts payable	3,677	2,547
Accrued expenses and interest	(1,819)	1,682
Other liabilities and assets	120	(54)
Net cash provided by operating activities	17,213	15,153
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	—	(921)
Purchases of property and equipment	(7,352)	(2,061)
Net cash used in investing activities	(7,352)	(2,982)
Cash flows from financing activities:
Proceeds under revolving credit facility	10,000	—
Payment on revolving credit facility	(10,000)	(5,000)
Payment on long-term obligations	(1,046)	(1,080)
Payments on behalf of CPG Holdings equity	(4,980)	(426)
Bank overdraft	—	269
Net cash used in financing activities	(6,026)	(6,237)
Impact of foreign currency on cash and cash equivalents	(73)	128
Net increase in cash and cash equivalents	3,762	6,062
Cash and cash equivalents – Beginning of period	44,501	22,586
Cash and cash equivalents – End of period	$48,263	$28,648
Supplemental disclosures:
Cash paid for interest	$14,238	$15,856
Federal, state and local taxes paid (refunded)	$207	$(34)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$1,162	$592

See notes to unaudited condensed consolidated financial statements.

1.           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of CPG International Inc. and Subsidiaries (the “Company”) on a consolidated basis.  The notes to the condensed consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

During the quarter ended June 30, 2010, the Company adjusted interest expense by $753,000 related to the calculation of interest on the Term Loan for prior periods.  Accordingly, an additional $753,000 was expensed to “interest expense” in the Company’s Statements of Operations for the three and six months ended June 30, 2010 to reflect this adjustment.  We concluded that this adjustment was not material to our financial statements for the quarter or six months ended June 30, 2010, or to the financial statements for any prior period and thus have included the adjustment in the current period.

Certain revisions in classification have been made to prior years’ data in order to conform to current year presentation.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Beginning balance	$1,454	$1,037
(Decrease) increase for anticipated bad debts	(18)	428
Decrease for accounts written off	(155)	(29)
Ending balance	$1,281	$1,436

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Beginning balance	$964	$1,660
Increase for anticipated bad debts	476	455
Decrease for accounts written off	(159)	(679)
Ending balance	$1,281	$1,436

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

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years, AZEK Deck has only been on the market for five years, and AZEK Rail has only been on the market for eight years, each of which are early in their product life cycles.  Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line.  Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability.  Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates.  Although management believes that the warranty reserves at June 30, 2010 are adequate, actual results may vary from these estimates.  The Company currently classifies a portion of the warranty reserve as a current liability which appears on the consolidated balance sheet in accrued expenses.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Beginning balance	$3,642	$3,806
Additions	118	228
Warranty claims	(85)	(111)
Adjustment to reserve	—	(105)
Ending balance	3,675	3,818
Current portion of accrued warranty	(508)	(567)
Total accrued warranty – less current portion	$3,167	$3,251

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Beginning balance	$3,596	$3,853
Additions	351	372
Warranty claims	(184)	(196)
Adjustment to reserve	(88)	(211)
Ending balance	3,675	3,818
Current portion of accrued warranty	(508)	(567)
Total accrued warranty – less current portion	$3,167	$3,251

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The Company has reviewed its debt and believes that the carrying values approximate fair value.  All other financial instruments are accounted for on a historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder.  The Company’s accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of $2,515,000 at June 30, 2010 and $2,372,000 at December 31, 2009.  Other comprehensive loss for the three and six months ended June 30, 2010 was $804,000 and $143,000, respectively.  Other comprehensive income for the three and six months ended June 30, 2009 was $1,553,000 and $963,000, respectively.

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

When applicable, the Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of June 30, 2010 and December 31, 2009, there was no accrual for interest or penalties recorded on the condensed consolidated balance sheet.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.  The Company and its subsidiaries’ federal income tax returns for tax years 2006 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS).  The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation.  One of the Company’s subsidiaries files federal and provincial income tax returns in Canada.  The Canadian subsidiary recently concluded an examination of various short-period income tax returns through February 29, 2008.  There were no significant adjustments resulting from this examination.

Recently Adopted Accounting Pronouncements

In January 2010 we adopted amendments to ASC 810-10, “Consolidation” (ASC 810-10).  Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a Variable Interest Entity (VIE).  The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance is limited to disclosures in the Company’s consolidated financial statements.  Certain provisions of this guidance are required for annual reporting periods beginning after December 15, 2010 and for interim periods.  The amendment is not expected to have an impact on our consolidated financial statement disclosures for the periods beginning after December 15, 2010.

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

Beginning in the third quarter of 2009, the Company realigned its industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors.  Segment results for the corresponding three and six month periods ended June 30, 2009 have been updated to conform to this organizational change.

The Company’s chief operating decision makers (which consists of the Company’s Chief Executive Officer and Chief Financial Officer), regularly review financial information about each of these segments in deciding how to allocate resources and evaluate performance.  The Company evaluates each segment’s performance based on gross margin and operating income.  The accounting policies for the reportable segments are the same as those for the Company.  Certain assets are shared by more than one business segment and have been allocated for reporting purposes based on either percentage of revenue or asset usage.  Corporate costs, which include corporate salary and employee benefit costs, information technology and corporate related professional fees (including accounting and legal fees), are not allocated to segments.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2010:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$54,244	$16,885	$14,601	$—	$85,730
Cost of sales	(37,390)	(9,563)	(12,272)	—	(59,225)
Gross margin	16,854	7,322	2,329	—	26,505
Selling, general and administrative expenses	(7,449)	(2,562)	(1,792)	(3,048)	(14,851)
Loss on disposal of property	(240)	—	—	—	(240)
Segment operating income (loss)	$9,165	$4,760	$537	$(3,048)	$11,414

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$3,140	$(113)	$857	$—	$3,884
Selling, general and administrative expense	633	40	567	130	1,370
Total depreciation and amortization	$3,773	$(73)	$1,424	$130	$5,254
Total capital expenditures(1)	$1,831	$256	$190	$1,550	$3,827

_____
(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2010:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$123,135	$30,028	$27,234	$—	$180,397
Cost of sales	(84,470)	(17,213)	(22,641)	—	(124,324)
Gross margin	38,665	12,815	4,593	—	56,073
Selling, general and administrative expenses	(15,034)	(4,765)	(3,312)	(6,124)	(29,235)
Impairment of long-lived assets	(599)	—	—	—	(599)
Loss on disposal of property	(202)	(49)	—	—	(251)
Segment operating income (loss)	$22,830	$8,001	$1,281	$(6,124)	$25,988

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$6,083	$132	$1,704	$—	$7,919
Selling, general and administrative expense	1,264	81	1,135	365	2,845
Total depreciation and amortization	$7,347	$213	$2,839	$365	$10,764
Total capital expenditures(1)	$5,801	$450	$567	$1,696	$8,514

______
(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended June 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$33,015	$20,529	$8,814	$—	$62,358
Cost of sales	(22,589)	(10,611)	(6,935)	—	(40,135)
Gross margin	10,426	9,918	1,879	—	22,223
Selling, general and administrative expenses	(6,804)	(2,625)	(1,255)	(3,403)	(14,087)
Loss on disposal of property	—	(126)	—	—	(126)
Segment operating income (loss)	$3,622	$7,167	$624	$(3,403)	$8,010

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,755	$233	$904	$—	$3,892
Selling, general and administrative expense	622	40	553	233	1,448
Total depreciation and amortization	$3,377	$273	$1,457	$233	$5,340
Total capital expenditures(1)	$1,302	$—	$25	$39	$1,366

______
(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the six months ended June 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$90,072	$36,496	$17,206	$—	$143,774
Cost of sales	(59,992)	(20,593)	(12,994)	—	(93,579)
Gross margin	30,080	15,903	4,212	—	50,195
Selling, general and administrative expenses	(12,769)	(4,680)	(2,544)	(6,922)	(26,915)
Impairment of goodwill	(14,912)	3,273	(2,769)	—	(14,408)
Loss on disposal of property	—	(126)	—	—	(126)
Segment operating income (loss)	$2,399	$14,370	$(1,101)	$(6,922)	$8,746

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$5,479	$444	$1,907	$—	$7,830
Selling, general and administrative expense	1,119	80	1,106	530	2,835
Total depreciation and amortization	$6,598	$524	$3,013	$530	$10,665
Total capital expenditures(1)	$1,949	$449	$156	$99	$2,653

______
(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets by business segment at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Total assets:
AZEK Building Products	$316,906	$320,475
Scranton Products	102,978	113,819
Vycom	105,183	99,506
Corporate	18,727	5,604
Total consolidated assets	$543,794	$539,404

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment for the three and six months ended June 30, 2010 and 2009:

	Three Months		Three Months
	Ended		Ended
	June 30, 2010		June 30, 2009
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	20%	32%	19%	36%
Distributor B	7	11	8	14
Distributor C	6	9	7	13
Total	33%	52%	34%	63%

	Six Months		Six Months
	Ended		Ended
	June 30, 2010		June 30, 2009
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	25%	36%	27%	43%
Distributor B	12	18	8	13
Distributor C	8	11	10	16
Total	45%	65%	45%	72%

The Company’s geographic distribution of long-lived assets at June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Long-lived assets:
United States	$75,214	$76,443
Canada	6,463	7,889
Total consolidated long-lived assets	$81,677	$84,332

3.           INVENTORIES

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Raw materials	$22,875	$25,695
Work in process	—	72
Finished goods	14,374	20,155
Total inventories	$37,249	$45,922

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

4.           PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Land and improvements	$1,701	$1,701
Buildings and improvements	25,198	23,616
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	101,257	100,015
Office furniture and equipment	5,271	4,991
Total property and equipment	143,521	140,417
Construction in progress	4,402	2,855
	147,923	143,272
Accumulated depreciation	(66,246)	(58,940)
Total property and equipment – net	$81,677	$84,332

Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $4,083,000 and $4,164,000, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $8,412,000 and $8,425,000, respectively.

5.           GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	Lives in	June 30,	December 31,
(Dollars in thousands)	Years	2010	2009
Goodwill	—	$246,763	$246,842

Non-amortizable intangibles:
Trademarks		67,400	67,400
Other intangibles		746	752

Total non-amortizable intangibles		68,146	68,152
Amortizable intangibles:
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,723)	(1,473)
Non-compete agreement- net		777	1,027

Customer relationships	10	26,194	26,203
Accumulated amortization customer relationships		(13,374)	(11,981)
Customer relationships-net		12,820	14,222

Proprietary knowledge	15	12,783	12,816
Accumulated amortization proprietary knowledge		(4,562)	(3,938)
Proprietary knowledge-net		8,221	8,878

Trade names	5	354	357
Accumulated amortization trade names		(240)	(204)
Trade names-net		114	153

Royalty license	7	365	368
Accumulated amortization royalty license		(128)	(101)
Royalty license-net		237	267

Total amortizable intangibles-net		22,169	24,547
Intangible assets – net		$90,315	$92,699

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

The Company evaluates Goodwill annually at December 31.  As of December 31, 2008, the Company determined that the fair value of each of its reporting units was below their respective carrying amounts.  Accordingly, the Company recorded a non-cash Goodwill impairment charge of $36.0 million for the year ended December 31, 2008, representing its best estimate of the impairment charge at the time.  Approximately $11.0 million, $15.4 million and $9.6 million of the estimate was allocated to the AZEK Building Products, Scranton Products and Vycom business segments, respectively, for the year ended December 31, 2008.  The Company finalized the Goodwill impairment analysis during the first quarter of 2009.  An additional non-cash Goodwill impairment charge of $14.4 million was required, which the Company recorded in its condensed consolidated financial statements for the three months ended March 31, 2009.  Approximately $14.9 million of the additional impairment was allocated to AZEK Building Products, a reduction of $3.3 million was allocated to the Scranton Products business segment and $2.8 million of the additional impairment was allocated to Vycom.  At December 31, 2009, the Company completed its annual impairment of goodwill and trademarks and determined that no impairment existed.

Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $1,171,000 and $1,176,000, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $2,352,000 and $2,240,000, respectively.

The following table presents the future intangible asset amortization expense based on existing amortizable intangible assets at June 30, 2010:

(Dollars in thousands)
2010	$2,331
2011	4,423
2012	3,804
2013	3,592
2014	3,428
Thereafter	4,591
Total	$22,169

The following tables summarize the changes in the Company’s goodwill for the six month period ended June 30, 2010:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Vycom	Consolidated
Balance at December 31, 2009:
Goodwill	$179,791	$47,384	$70,075	$297,250
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at December 31, 2009	153,933	35,220	57,689	246,842
Currency translation adjustment	(79)	–	–	(79)
Balance at June 30, 2010:
Goodwill	179,712	47,384	70,075	297,171
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at June 30, 2010	$153,854	$35,220	$57,689	$246,763

6.           DEFERRED FINANCING COSTS, NET

Deferred financing costs consisted of the following at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Deferred financing costs	$13,675	$13,675
Accumulated amortization	(9,688)	(8,596)
Total deferred financing costs, net	$3,987	$5,079

Amortization of deferred financing costs for the three months ended June 30, 2010 and 2009 was approximately $546,000 and $546,000, respectively.  Amortization of deferred financing costs for the six months ended June 30, 2010 and 2009 was approximately $1,092,000 and $1,175,000, respectively.  Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

7.           LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Senior Unsecured Fixed Rate Notes due 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due 2012—LIBOR + 6.75% (7.18% at
June 30, 2010 and 7.87% at December 31, 2009) (includes premium of
$47 at June 30, 2010 and $59 at December 31, 2009)	128,047	128,059
Term Loan due 2012 –7.25% at June 30, 2010 and December 31, 2009 (includes discount of $153 at June 30, 2010 and $267 at December 31, 2009)	24,222	24,233
Total	302,269	302,292
Less current portion	250	250
Long-term debt—less current portion	$302,019	$302,042

CPG International I Inc. (“CPG”), a wholly owned subsidiary of the Company, had approximately $128,000,000 aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150,000,000 aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at June 30, 2010.  The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG.  The indenture governing the Notes, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of June 30, 2010, the Company has scheduled debt payments (excluding interest) of $125,000 in 2010, $250,000 in 2011, $152.0 million in 2012 and $150.0 million in 2013.

The Company and its subsidiaries are a party to a Loan and Security Agreement with Wells Fargo Bank, N.A. (the “Loan Agreement”), as administrative agent, and General Electric Capital Corporation, as syndication agent, which was entered into on February 13, 2008.  The Loan Agreement provides subsidiaries of the Company with up to $65,000,000 in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in the exercise of its reasonable business judgment.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013.  Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof.  The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments.  Substantially all of the Company’s and its subsidiaries’ assets (excluding real property and 65% of equity interests of the Company’s first tier foreign subsidiary) are pledged as collateral for any borrowings under the Loan Agreement.

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

The Company and its subsidiaries are a party to a Term Loan and Security Agreement (“Term Loan Agreement”), which was entered into on February 29, 2008.  Subsidiaries of the Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition.  The Term Loan Agreement requires the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011.  The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts.  The Term Loan Agreement contained a mandatory prepayment based on excess cash flow at December 31, 2009, which was payable on April 5, 2010.  The Company applied for and obtained a waiver to release its obligation under this prepayment.  In addition, on July 26, 2010, the Company and its subsidiaries entered into an amendment to the Term Loan Agreement, which amended certain provisions of the Term Loan Agreement, including, but not limited to (1) deleting the requirement to mandatorily prepay loans under the Term Loan Agreement with excess cash proceeds, (2) extending the maturity date of the Term Loan Agreement from February 28, 2011 to April 30, 2012 and (3) revising the Term Loan Agreement’s amortization schedule to provide for quarterly installments of $62,500 through March 31, 2012, with the remaining outstanding principal balance of the Term Loan due no later than April 30, 2012.

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

The Company is in compliance with the financial and non-financial covenants imposed by the debt agreements as of June 30, 2010.

8.            LEASE COMMITMENTS

The Company leases machinery, computer equipment and a manufacturing facility under various capital leases.  The Company also leases office equipment, vehicles, a manufacturing facility and an office under operating leases expiring during the next six years.

During 2009, the Company decided to consolidate its administrative offices into one of its manufacturing facilities.  On December 22, 2009, the Company gave notice of its intention to terminate the related operating lease to the lessor.  In conjunction with the termination in February 2010, the Company paid approximately $244,000 in required termination costs under the terms of the lease.  These costs represented six months rent as well as the unamortized portion of prepaid real estate commissions, and were included as a part of operating expenses in the Company’s corporate segment income statement in 2009.

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

In connection with the facility consolidation, the Company identified certain machinery and equipment at the Canadian manufacturing facility that no longer had a useful life to the Company.  The Company plans on disposing of a majority of the manufacturing equipment by the end of the fourth quarter of 2010 and has written the assets down by approximately $599,000 to the estimated fair value net of any related selling costs.  The current carrying value of the assets at June 30, 2010 was approximately $747,000.  The asset write-down is included as part of operating expense in the Company’s AZEK Building Product’s income statement in the first quarter of 2010.

Future minimum rental payments at June 30, 2010 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2010	$1,289	$804
2011	1,906	1,289
2012	950	894
2013	559	735
2014	539	551
Thereafter	5,695	1,012
Total	10,938	$5,285
Less amount representing interest	(6,792)
Present value of minimum capital lease payments	4,146
Less current installments of obligations under capital leases	(825)
Obligations under capital leases—excluding current installments	$3,321

Total rent expense for the three months ended June 30, 2010 and 2009 was approximately $369,000 and $424,000, respectively.  Total rent expense for the six months ended June 30, 2010 and 2009 was approximately $735,000 and $862,000, respectively.

9.           COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

10.           RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1,500,000, payable on a monthly basis pursuant to a management agreement with AEA Investors.  Management fees of $375,000 and $750,000 are included in selling, general and administrative expenses for each of the three and six months ended June 30, 2010 and 2009.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three and six months ended June 30, 2010 were $129,000 and $259,000, respectively.  Total lease payments for the three and six months ended June 30, 2009 were $128,000 and $256,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location with North Alabama Property Leasing, Inc.  The lessor of the property is an entity whose sole shareholder is now an equity holder in Holdings as a result of the Procell Acquisition, an acquisition by the Company in 2007.  Total lease expense for the three and six months ended June 30, 2010 were approximately $144,000 and $287,000, respectively.  Total lease payments for the three and six months ended June 30, 2009 were approximately $149,000 and $334,000, respectively.  The Company has also paid storage and other fees to the lessor in the amount of approximately $4,000 and $12,000 for the three and six months ended June 30, 2010, respectively.  The Company has also paid storage and other fees to the lessor in the amount of approximately $6,000 and $12,000 for the three and six months ended June 30, 2009, respectively.

The former owners of Composatron conducted business for finished goods as well as machinery repairs and parts with various companies that are affiliated with the former owners of Composatron.  Total costs paid after the acquisition to these affiliated companies were approximately $0 and $7,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company also has long-term notes in the amount of $13,902,000 due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings.  Included in the $13,902,000 is approximately $3,000,000 related to the repurchase of Class A limited partnership units and Class B Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of our board of directors.  Also included in the $13,902,000 is approximately $4,000,000 related to the repurchase of Class A limited partnership units pursuant to the contribution agreement with Mr. Larry Sloan, one of the sellers of Procell.  Currently, no repayment schedule has been established for these notes.  The notes have been classified in shareholder’s equity.

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.  The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	June 30, 2010
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash	$—	$—	$47,430	$833	$—	$48,263
Net receivables	—	—	30,365	16	—	30,381
Inventory	—	—	37,249	—	—	37,249
Other current assets	—	—	4,713	187	—	4,900
Total current assets	—	—	119,757	1,036	—	120,793
Net property and equipment	—	—	75,214	6,463	—	81,677
Goodwill	—	—	237,913	8,850	—	246,763
Net intangible assets	—	—	85,956	4,359	—	90,315
Deferred financing costs, net	—	—	3,987	—	—	3,987
Other assets	—	—	209	50	—	259
Notes receivable - intercompany	—	315,625	15,822	—	(331,447)	—
Investment in subsidiary	139,834	139,834	7,346	—	(287,014)	—
Intercompany receivables	—	—	5	3,071	(3,076)	—
Total assets	$139,834	$455,459	$546,209	$23,829	$(621,537)	$543,794
Accounts payable	$—	$—	$27,170	$52	$—	$27,222
Accrued interest	—	13,356	—	—	—	13,356
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	16,060	357	—	16,417
Current portion of capital lease	—	—	825	—	—	825
Total current liabilities	—	13,606	44,055	409	—	58,070
Deferred income taxes	—	—	37,101	1,212	—	38,313
Long-term debt	—	302,019	—	—	—	302,019
Intercompany debt	—	—	315,625	15,822	(331,447)	—
Other non-current liabilities	—	—	6,523	—	—	6,523
Intercompany payable	—	—	3,071	5	(3,076)	—
Equity	139,834	139,834	139,834	6,381	(287,014)	138,869
Total liabilities and equity	$139,834	$455,459	$546,209	$23,829	$(621,537)	$543,794

	December 31, 2009
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$42,311	$2,190	$—	$44,501
Net receivables	—	—	13,805	414	—	14,219
Inventory	—	—	45,922	—	—	45,922
Other current assets	—	—	5,271	240	—	5,511
Total current assets	—	—	107,309	2,844	—	110,153
Net property and equipment	—	—	76,443	7,889	—	84,332
Goodwill	—	—	237,913	8,929	—	246,842
Net intangible assets	—	—	87,953	4,746	—	92,699
Deferred financing costs, net	—	—	5,079	—	—	5,079
Other assets	—	—	225	74	—	299
Note receivable - intercompany	—	315,341	15,162	—	(330,503)	—
Investment in subsidiary	138,930	138,930	8,045	—	(285,905)	—
Total assets	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404
Accounts payable	$—	$—	$24,236	$27	$—	$24,263
Accrued interest	—	13,049	—	—	—	13,049
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	17,699	744	—	18,443
Other current liabilities	—	—	1,747	—	—	1,747
Total current liabilities	—	13,299	43,682	771	—	57,752
Deferred income taxes	—	—	33,642	1,425	—	35,067
Long-term debt	—	302,042	—	—	—	302,042
Intercompany debt	—	—	315,341	15,162	(330,503)	—
Other non-current liabilities	—	—	6,534	—	—	6,534
Equity	138,930	138,930	138,930	7,124	(285,905)	138,009
Total liabilities and equity	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404

	Three Months Ended June 30, 2010
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$83,404	$2,326	$—	$85,730
Cost of sales	—	—	(57,546)	(1,679)	—	(59,225)
Gross margin	—	—	25,858	647	—	26,505
Selling, general and administrative expenses	—	—	(14,444)	(407)	—	(14,851)
Loss on disposal of property	—	—	(240)	—	—	(240)
Operating income (loss)	—	—	11,174	240	—	11,414
Intercompany income	—	7,669	433	(433)	(7,669)	—
Interest expense, net of interest income	—	(7,669)	(8,272)	—	7,669	(8,272)
Miscellaneous, net	—	—	(4)	6	—	2
Foreign currency loss	—	—	(99)	—	—	(99)
Income tax (expense) benefit	—	—	(329)	52	—	(277)
Equity in net (loss) income from subsidiary	2,768	2,768	(135)	—	(5,401)	—
Net income (loss)	$2,768	$2,768	$2,768	$(135)	$(5,401)	$2,768

	Six Months Ended June 30, 2010
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$175,708	$4,689	$—	$180,397
Cost of sales	—	—	(120,932)	(3,392)	—	(124,324)
Gross margin	—	—	54,776	1,297	—	56,073
Selling, general and administrative expenses	—	—	(28,395)	(840)	—	(29,235)
Impairment of long-lived assets	—	—	—	(599)	—	(599)
Loss on disposal of property	—	—	(251)	—	—	(251)
Operating income	—	—	26,130	(142)	—	25,988
Intercompany income	—	14,485	816	(816)	(14,485)	—
Interest expense, net of interest income	—	(14,485)	(15,744)	—	14,485	(15,744)
Miscellaneous, net	—	—	9	(3)	—	6
Foreign currency loss	—	—	(21)	—	—	(21)
Income tax benefit (expense)	—	—	(4,534)	261	—	(4,273)
Equity in net (loss) income from subsidiary	5,956	5,956	(700)	—	(11,212)	—
Net income (loss)	$5,956	$5,956	$5,956	$(700)	$(11,212)	$5,956

	Three Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$60,457	$1,901	$—	$62,358
Cost of sales	—	—	(38,797)	(1,338)	—	(40,135)
Gross margin	—	—	21,660	563	—	22,223
Selling, general and administrative expenses	—	—	(14,118)	31	—	(14,087)
Loss on disposal of property	—	—	(126)	—	—	(126)
Operating income (loss)	—	—	7,416	594	—	8,010
Intercompany income	—	7,256	673	(673)	(7,256)	—
Interest expense, net of interest income	—	(7,256)	(7,907)	—	7,256	(7,907)
Miscellaneous, net	—	—	(27)	—	—	(27)
Foreign currency gain	—	—	143	—	—	143
Income tax (expense) benefit	—	—	(136)	9	—	(127)
Equity in net (loss) income from subsidiary	92	92	(70)	—	(114)	—
Net income (loss)	$92	$92	$92	$(70)	$(114)	$92

	Six Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$140,232	$3,542	$—	$143,774
Cost of sales	—	—	(90,939)	(2,640)	—	(93,579)
Gross margin	—	—	49,293	902	—	50,195
Selling, general and administrative expenses	—	—	(26,676)	(239)	—	(26,915)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Loss on disposal of property	—	—	(126)	—	—	(126)
Operating income	—	—	8,083	663	—	8,746
Intercompany income	—	14,702	1,263	(1,263)	(14,702)	—
Interest expense, net of interest income	—	(14,702)	(16,086)	—	14,702	(16,086)
Miscellaneous, net	—	—	(51)	38	—	(13)
Foreign currency gain	—	—	116	—	—	116
Income tax benefit (expense)	—	—	114	160	—	274
Equity in net (loss) income from subsidiary	(6,963)	(6,963)	(402)	—	14,328	—
Net (loss) income	$(6,963)	$(6,963)	$(6,963)	$(402)	$14,328	$(6,963)

	Six Months Ended June 30, 2010
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net income	$5,956	$5,956	$5,956	$(699)	$(11,213)	$5,956
Depreciation and amortization	—	—	9,527	1,237	—	10,764
Deferred income tax benefit	—	—	3,606	(265)	—	3,341
Share based compensation	—	—	27	—	—	27
Non-cash interest charges	—	—	1,199	—	—	1,199
Unrealized (gain) loss on foreign currency exchange	—	—	(759)	816	—	57
Loss on disposition of fixed assets	—	—	251	—	—	251
Impairment of goodwill and long-lived assets	—	—	—	599	—	599
Bad debt provision	—	—	476	—	—	476
Equity in net (income) loss from subsidiary	(5,956)	(5,956)	699	—	11,213	—
Trade receivables	—	—	(17,036)	405	—	(16,631)
Inventories	—	—	8,673	—	—	8,673
Accounts payable	—	—	3,651	26	—	3,677
Accrued expenses and interest	—	—	(1,427)	(392)	—	(1,819)
Prepaid expenses and other current assets	—	—	410	113	—	523
Other changes in working capital	—	—	96	24	—	120
Net cash provided by operating activities	—	—	15,349	1,864	—	17,213
Purchases of property and equipment	—	—	(7,270)	(82)	—	(7,352)
Net cash used in investing activities	—	—	(7,270)	(82)	—	(7,352)
Intercompany payable/receivable	—	—	3,066	(3,066)	—	—
Proceeds under revolving credit facility	—	—	10,000	—	—	10,000
Payment on revolving credit facility	—	—	(10,000)	—	—	(10,000)
Other cash used in financing activities	—	—	(6,026)	—	—	(6,026)
Net cash used in financing activities	—	—	(2,960)	(3,066)	—	(6,026)
Cash impact of currency translation adjustment	—	—	—	(73)	—	(73)
Net increase (decrease) in cash and cash equivalents	—	—	5,119	(1,357)	—	3,762
Cash and equivalents - beginning of period	—	—	42,311	2,190	—	44,501
Cash and cash equivalents – end of period	$—	$—	$47,430	$833	$—	$48,263

	Six Months Ended June 30, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$(6,963)	$(6,963)	$(6,963)	$(402)	$14,328	$(6,963)
Depreciation and amortization	—	—	9,567	1,098	—	10,665
Deferred income tax (benefit) provision	—	—	(148)	(160)	—	(308)
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	35	—	—	35
Non-cash interest charges	—	—	1,361	—	—	1,361
Unrealized (gain) loss on foreign currency exchange	—	—	(1,090)	974	—	(116)
Loss on disposition of fixed assets	—	—	126	—	—	126
Bad debt provision	—	—	455	—	—	455
Equity in net (income) loss from subsidiary	6,963	6,963	402	—	(14,328)	—
Trade receivables	—	—	(15,621)	(30)	—	(15,651)
Inventories	—	—	4,299	—	—	4,299
Accounts payable	—	—	2,591	(44)	—	2,547
Accrued expenses and interest	—	—	1,739	(57)	—	1,682
Prepaid expenses and other current assets	—	—	2,680	(13)	—	2,667
Other changes in working capital	—	—	(52)	(2)	—	(54)
Net cash provided by operating activities	—	—	13,789	1,364	—	15,153
Acquisition of Composatron	—	—	—	(921)	—	(921)
Purchases of property and equipment	—	—	(2,033)	(28)	—	(2,061)
Net cash used in investing activities	—	—	(2,033)	(949)	—	(2,982)
Intercompany payable/receivable	—	—	2,005	(2,005)	—	—
Payment on revolving credit facility	—	—	(5,000)	—	—	(5,000)
Bank overdraft	—	—	—	269	—	269
Other cash used in financing activities	—	—	(1,506)	—	—	(1,506)
Net cash used in financing activities	—	—	(4,501)	(1,736)	—	(6,237)
Cash impact of currency translation adjustment	—	—	—	128	—	128
Net increase (decrease) in cash and cash equivalents	—	—	7,255	(1,193)	—	6,062
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$28,648	$—	$—	$28,648

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

A summary of all vested and non-vested Class B Unit activity under the equity program as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2010 and 2009 are presented below:

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit amounts)	Units	Price	($000)

Outstanding at January 1, 2010	14,285	$10
Granted	85	10
Repurchased	(187)	10
Outstanding at June 30, 2010	14,183	$10	$ 421

		Weighted	Aggregate
		Average	Intrinsic
(dollars in thousands,	B	Purchase	Value
except unit and per unit amounts)	Units	Price	($000)

Outstanding at January 1, 2009	11,353	$10
Granted	3,105	10
Repurchased	(1,025)	10
Forfeited	(50)	10
Outstanding at June 30, 2009	13,383	$10	$ 240

A summary of the B Unit Plan’s non-vested B units as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2010 and 2009 are presented below:

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2010	6,534	$ 23.36
Granted	85	28.06
Vested	(1,185)	28.03
Non-vested at June 30, 2010	5,434	$ 21.72

		Weighted
		Average
		Grant-Date
Non-vested Units	Units	Fair Value

Non-vested at January 1, 2009	4,668	$49.81
Granted	3,105	16.22
Vested	(1,206)	60.93
Forfeited	(50)	15.18
Non-vested at June 30, 2009	6,517	$30.28

Total fair value of the shares vested during the six months ended June 30, 2010 and 2009 was approximately $33,000 and $79,000, respectively.

Compensation costs represent the excess of fair value over the purchase price paid by the employee for their units.  Compensation costs are generally recognized over the four year vesting period.  Total compensation recognized in the three months ended June 30, 2010 and 2009 was $13,000 and $4,000, respectively.  Total compensation recognized in the six months ended June 30, 2010 and 2009 was $27,000 and $35,000, respectively.  The remaining unrecognized compensation costs related to non-vested B units at June 30, 2010 and 2009 was approximately $83,000 and $129,000, respectively, and the weighted-average period of time over which these costs will be recognized is 3.0 years and 3.0 years, respectively.

13. SUBSEQUENT EVENTS

On July 26, 2010, the Company and its subsidiaries entered into an amendment to the Term Loan Agreement, which amended certain provisions of the Term Loan Agreement, including, but not limited to (1) deleting the requirement to mandatorily prepay loans under the Term Loan Agreement with excess cash proceeds, (2) extending the maturity date of the Term Loan Agreement from February 28, 2011 to April 30, 2012 and (3) revising the Term Loan Agreement’s amortization schedule to provide for quarterly installments of $62,500 through March 31, 2012, with the remaining outstanding principal balance of the Term Loan due no later than April 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report.  Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties.  Future results could differ materially from those discussed below.  See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.”  Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below.  The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Beginning in the third quarter of 2009, the Company realigned its industrial business, previously included in AZEK Building Products and Scranton Products, into a third segment referred to as Vycom to reinforce it as a single, standalone entity, providing non-fabricated branded sheet to national distributors.  Segment results for the three and six month periods ended June 30, 2009 have been updated to conform to this organizational change.

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

Since the introduction of the AZEK brand over ten years ago, AZEK has gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market.  AZEK products have accounted for a majority of our net sales during the first half of 2010 and for full year 2009, 2008 and 2007.  Through our two-step, dual distribution network, we have established an extensive network of distributors and dealers throughout the United States and Canada.  As of June 30, 2010, our distributors were selling our products to approximately 2,000 local stocking dealers who frequently request our products by brand name.  Leveraging our extensive distribution network and brand name, we have expanded AZEK through the internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008.  With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products.  Our goal is to continue to expand through further geographic penetration, product extensions of our trim, moulding, railing and decking products, and the introduction of additional product lines.

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

Through our various product offerings, we have exposure to residential new construction, residential repair and remodel, commercial construction and various industrial markets.  AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle.  Scranton’s fabricated products are sold to various commercial markets some of which are dependent on tax receipts of municipalities.  Vycom products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors.  For the six months ended June 30, 2010, we estimate approximately 50% of our products were sold for residential repair and remodeling, 18% new construction, 17% were in the commercial building sector, and 15% sold to various industrial end markets.  Over 97% of our sales for each of the six months ended June 30, 2010 and 2009 were in the United States.

 Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout the remainder of 2010, particularly in the commercial construction market.  Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels.  The capital and credit markets recently have been experiencing volatility and disruption.  These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession.  The difficult conditions in these markets and the overall economy affect our business in a number of ways.  For example, these factors combined to negatively affect our AZEK Business Products, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our product.  In the first half of 2010, we have seen improved volumes in our residential and industrial markets compared to our prior year due to some improvement in the overall economy as well as from some of our new product introductions in the residential business.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, vendor rebates, product warranties and goodwill and intangible assets.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements.  There have been no significant changes in our critical accounting policies during the six months ended June 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$85,730	$62,358
Cost of sales	(59,225)	(40,135)
Gross margin	26,505	22,223
Selling, general and administrative expenses	(14,851)	(14,087)
Loss on disposal of property	(240)	(126)
Operating income	11,414	8,010
Interest expense, net	(8,272)	(7,907)
Foreign currency (loss) gain	(99)	143
Miscellaneous - net	2	(27)
Income before income taxes	3,045	219
Income tax expense	(277)	(127)
Net income	$2,768	$92

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above.  We believe this presentation is useful to investors in comparing historical results.  Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Net sales	100.0%	100.0%
Cost of sales	(69.1)	(64.4)
Gross margin	30.9	35.6
Selling, general and administrative expenses	(17.3)	(22.6)
Loss on disposal of property	(0.3)	(0.2)
Operating income	13.3	12.8
Interest expense, net	(9.6)	(12.7)
Miscellaneous—net	—	0.1
Foreign currency (loss) gain	(0.1)	0.2
Income before income taxes	3.6	0.4
Income tax expense	(0.3)	(0.2)
Net income	3.2%	0.1%

Net Sales. Net sales were $85.7 million for the three months ended June 30, 2010, an increase of $23.3 million, or 37.5%, compared to $62.4 million for the same period of 2009.  For the three months ended June 30, 2010, AZEK Building Products net sales increased 64.3%, Scranton Products net sales decreased 17.8% and Vycom net sales increased 65.7% compared to the same period in 2009. Overall, we sold 56.4 million pounds of product during the three months ended June 30, 2010, which was a 46.1% increase from the amount sold during the three months ended June 30, 2009.  Volume growth in AZEK and Vycom more than offset volume declines at Scranton Products.  While residential and industrial markets have stabilized relative to the prior year, the commercial building market continues to deteriorate.  Average selling price per pound across the Company for the three months ended June 30, 2010 decreased to $1.52 from $1.62 for the same period of 2009 primarily due to changes in product mix.

Cost of Sales. Cost of sales increased by $19.1 million, or 47.6%, to $59.2 million for the three months ended June 30, 2010 from $40.1 million for the same period in 2009.  The increase was primarily attributable to the increase in volume as well as higher average materials costs for the three months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 42.9% for the three months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $4.3 million, or 19.3%, to $26.5 million for the three months ended June 30, 2010 from $22.2 million for the same period of 2009.  Gross margin as a percent of net sales decreased to 30.9% for the three months ended June 30, 2010 from 35.6% for the same period in 2009.  This decrease was mainly attributable to the increase in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 5.4%, to $14.9 million, or 17.3% of net sales for the three months ended June 30, 2010 from $14.1 million, or 22.6% of net sales for the same period in 2009.  The increase in selling, general and administrative was primarily attributable to marketing programs and sales expense and $0.4 million received in 2009 related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Interest Expense, net. Interest expense, net, increased by $0.4 million, or 4.6%, to $8.3 million for the three months ended June 30, 2010 from $7.9 million for the same period in 2009.  Included in interest expense is a $0.8 million adjustment related to the calculation of interest on the Term Loan related to prior periods, partially offset by lower variable interest rates in 2010.

Income Taxes. Income taxes increased by $0.2 million to $0.3 million for the three months ended June 30, 2010 from $0.1 million for the same period in 2009.  Income tax expense for the three months ended June 30, 2010 consists primarily of tax expense ($0.4 million) attributable to ordinary income.  The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), state tax expense, and changes to forecasted pretax earnings from the previous quarter.  The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $2.7 million, to $2.8 million for the three months ended June 30, 2010 from $0.1 million for the comparable period in 2009 as a result of reasons described above.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$180,397	$143,774
Cost of sales	(124,324)	(93,579)
Gross margin	56,073	50,195
Selling, general and administrative expenses	(29,235)	(26,915)
Impairment of goodwill and long-lived assets	(599)	(14,408)
Loss on disposal of property	(251)	(126)
Operating income	25,988	8,746
Interest expense, net	(15,744)	(16,086)
Foreign currency (loss) gain	(21)	116
Miscellaneous – net	6	(13)
Income (loss) before income taxes	10,229	(7,237)
Income tax (expense) benefit	(4,273)	274
Net income (loss)	$5,956	$(6,963)

The following table summarizes certain information relating to the operating results as a percentage of net sales and has been derived from the financial information presented above.  We believe this presentation is useful to investors in comparing historical results.  Certain amounts in the table may not sum due to the rounding of individual components.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Net sales	100.0%	100.0%
Cost of sales	(68.9)	(65.1)
Gross margin	31.1	34.9
Selling, general and administrative expenses	(16.2)	(18.7)
Impairment of goodwill and long-lived assets	(0.3)	(10.0)
Loss on disposal of property	(0.1)	(0.1)
Operating income	14.4	6.1
Interest expense, net	(8.7)	(11.2)
Miscellaneous—net	—	—
Foreign currency gain (loss)	—	0.1
Income (loss) before income taxes	5.7	(5.0)
Income tax (expense) benefit	(2.4)	0.2
Net income (loss)	3.3%	(4.8)%

Net Sales. Net sales were $180.4 million for the six months ended June 30, 2010, an increase of $36.6 million, or 25.5%, compared to $143.8 million for the same period of 2009.  For the six months ended June 30, 2010, AZEK Building Products net sales increased 36.7%, Scranton Products net sales decreased 17.7% and Vycom net sales increased 58.3% compared to the same period in 2009. Overall, we sold 122.8 million pounds of product during the six months ended June 30, 2010, which was a 26.9% increase from the amount sold during the six months ended June 30, 2009.  Volume growth in AZEK and Vycom more than offset volume declines at Scranton Products.  While residential and industrial markets have stabilized relative to the prior year, the commercial building market continues to deteriorate.  Average selling price per pound across the Company for the six months ended June 30, 2010 decreased to $1.47 from $1.49 for the same period of 2009 primarily due to changes in product mix.

Cost of Sales. Cost of sales increased by $30.7 million, or 32.9%, to $124.3 million for the six months ended June 30, 2010 from $93.6 million for the same period in 2009.  The increase was primarily attributable to the increase in volume as well as higher average materials costs for the six months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 43.8% for the six months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $5.9 million, or 11.7%, to $56.1 million for the six months ended June 30, 2010 from $50.2 million for the same period of 2009.  Gross margin as a percent of net sales decreased to 31.1% for the six months ended June 30, 2010 from 34.9% for the same period in 2009.  This decrease was mainly attributable to the increase in material costs.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 8.6%, to $29.2 million, or 16.2% of net sales for the six months ended June 30, 2010 from $26.9 million, or 18.7% of net sales for the same period in 2009.  The increase in selling, general and administrative was primarily attributable to marketing programs and sales expense, bad debt expense and $0.4 million received in 2009 related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition.

Impairment of Goodwill and Long-Lived Assets. Impairment of long-lived assets was $0.6 million for the six months ended June 30, 2010, resulting from the planned disposition of manufacturing equipment related to the Canadian manufacturing facility consolidation.  Impairment of goodwill was $14.4 million for the six months ended June 30, 2009, resulting from the finalization of our step 2 impairment analysis.

Interest Expense, net. Interest expense, net, decreased by $0.4 million, or 2.1%, to $15.7 million for the six months ended June 30, 2010 from $16.1 million for the same period in 2009.  Interest expense declined due to lower variable interest rates in 2010 from 2009, partially offset by a $0.8 million adjustment related to the calculation of interest on the Term Loan related to prior periods.

Income Taxes. Income taxes increased by $4.6 million to $4.3 million for the six months ended June 30, 2010 from a benefit of $0.3 million for the same period in 2009.  Income tax expense for the six months ended June 30, 2010 consists primarily of tax expense ($4.5 million) attributable to ordinary income.  The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), state tax expense, and forecasted pretax earnings.  The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $13.0 million, to net income of $6.0 million for the six months ended June 30, 2010 from a net loss of $7.0 million for the comparable period in 2009 as a result of reasons described above, most notably fron the goodwill impairment expense that did not recur in 2010.

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

AZEK Building Products – Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$54,244	$33,015
Cost of sales	(37,390)	(22,589)
Gross margin	16,854	10,426
Selling, general and administrative expenses	(7,449)	(6,804)
Loss on sale of property	(240)	—
Segment operating income	$9,165	$3,622

Net Sales. Net sales increased by $21.2 million or 64.3%, to $54.2 million for the three months ended June 30, 2010 from $33.0 million for the same period in 2009.  Average selling price per pound for the three months ended June 30, 2010 was $1.44 as compared to $1.41 for the same period of 2009 primarily due to changes in product mix.  We sold 37.7 million pounds of product during the three months ended June 30, 2010, which was a 61.0% increase across all business lines from the 23.4 million pounds sold during the comparable period in 2009.

Cost of Sales. Cost of sales increased by $14.8 million, or 65.5%, to $37.4 million for the three months ended June 30, 2010 from $22.6 million for the same period of 2009.  The increase was primarily attributable to higher volumes as well as an increase in average material costs of 42.9% for the three months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $6.5 million, or 61.7% to $16.9 million for the three months ended June 30, 2010 from $10.4 million for the same period in 2009.  Gross margin as a percent of net sales was 31.1% for the three months ended June 30, 2010 compared to 31.6% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 9.5% to $7.4 million, or 13.7% of net sales for the three months ended June 30, 2010 from $6.8 million, or 20.6% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense and $0.4 million received in 2009 related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition, partially offset by lower bad debt expense and $0.3 million of severance costs incurred in 2009.

Operating Income. Operating income increased by $5.6 million to $9.2 million for the three months ended June 30, 2010 from $3.6 million in the comparable period of 2009 primarily due to higher sales in 2010.

AZEK Building Products –Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

The following table summarizes certain financial information relating to the AZEK Building Products segment results that have been derived from the Company’s consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$123,135	$90,072
Cost of sales	(84,470)	(59,992)
Gross margin	38,665	30,080
Selling, general and administrative expenses	(15,034)	(12,769)
Impairment of goodwill and long-lived assets	(599)	(14,912)
Loss on sale of property	(202)	—
Segment operating income	$22,830	$2,399

Net Sales. Net sales increased by $33.0 million or 36.7%, to $123.1 million for the six months ended June 30, 2010 from $90.1 million for the same period in 2009.  Average selling price per pound for the six months ended June 30, 2010 was $1.40 as compared to $1.32 for the same period of 2009 primarily due to changes in product mix.  We sold 88.2 million pounds of product during the six months ended June 30, 2010, which was a 29.0% increase from the 68.4 million pounds sold during the comparable period in 2009.  AZEK Deck and AZEK Rail product lines were the primary drivers of the increase in pounds sold.

Cost of Sales. Cost of sales increased by $24.5 million, or 40.8%, to $84.5 million for the six months ended June 30, 2010 from $60.0 million for the same period of 2009.  The increase was primarily attributable to higher volumes as well as an increase in average material costs of 43.8% for the six months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $8.6 million, or 28.5% to $38.7 million for the six months ended June 30, 2010 from $30.1 million for the same period in 2009.  Gross margin as a percent of net sales was 31.4% for the six months ended June 30, 2010 compared to 33.4% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 17.7% to $15.0 million, or 12.2% of net sales for the six months ended June 30, 2010 from $12.8 million, or 14.2% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense, higher bad debt expense and $0.4 million received in 2009 related to the settlement on a portion of escrowed purchase price related to the Composatron Acquisition, partially offset by $0.3 million of severance costs incurred in 2009.

Operating Income. Operating income increased by $20.4 million to $22.8 million for the six months ended June 30, 2010 from $2.4 million in the comparable period of 2009 primarily due to the goodwill impairment expense that did not recur in 2010.

Scranton Products – Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$16,885	$20,529
Cost of sales	(9,563)	(10,611)
Gross margin	7,322	9,918
Selling, general and administrative expenses	(2,562)	(2,625)
Loss on disposal of property	—	(126)
Segment operating income	$4,760	$7,167

Net Sales. Net sales decreased by $3.6 million or 17.8% to $16.9 million for the three months ended June 30, 2010 from $20.5 million for the same period in 2009.  Overall, we sold 6.4 million pounds of product in the three months ended June 30, 2010, which is a decrease of 21.6% from the 8.1 million pounds sold during the comparable period in 2009.  Softness in the commercial construction market impacted volumes in the second quarter of 2010.  Average selling price per pound for the three months ended June 30, 2010 was $2.65 compared to $2.53 for the same period of 2009 due to higher selling prices as well as lighter product materials.

Cost of Sales. Cost of sales decreased by $1.0 million, or 9.9%, to $9.6 million for the three months ended June 30, 2010 from $10.6 million for the same period of 2009.  The decrease was primarily attributable to a decrease in volumes for the three months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 42.9% for the three months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $2.6 million, or 26.2% to $7.3 million for the three months ended June 30, 2010 from $9.9 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 43.4% for the three months ended June 30, 2010 from 48.3% for the same period in 2009 due to higher material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 2.4% to $2.5 million, or 15.2% of net sales for the three months ended June 30, 2010 from $2.6 million, or 12.8% of net sales for the same period in 2009.

Operating Income. Operating income decreased by $2.4 million, or 33.6%, to $4.8 million for the three months ended June 30, 2010 from $7.2 million for the comparable period in 2009, primarily due to the decrease in sales.

Scranton Products –Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Scranton Products segment results that have been derived from its consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$30,028	$36,496
Cost of sales	(17,213)	(20,593)
Gross margin	12,815	15,903
Selling, general and administrative expenses	(4,765)	(4,680)
Impairment of goodwill and long-lived assets	—	3,273
Loss on disposal of property	(49)	(126)
Segment operating income	$8,001	$14,370

Net Sales. Net sales decreased by $6.5 million or 17.7% to $30.0 million for the six months ended June 30, 2010 from $36.5 million for the same period in 2009.  Overall, we sold 11.3 million pounds of product in the six months ended June 30, 2010, which is a decrease of 23.0% from the 14.7 million pounds sold during the comparable period in 2009.  Softness in the commercial construction market impacted volumes in the first half of 2010.  Average selling price per pound for the six months ended June 30, 2010 was $2.65 compared to $2.48 for the same period in 2009 due to lighter product materials.

Cost of Sales. Cost of sales decreased by $3.4 million, or 16.4%, to $17.2 million for the six months ended June 30, 2010 from $20.6 million for the same period of 2009.  The decrease was primarily attributable to a decrease in volumes for the six months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 43.8% for the six months ended June 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $3.1 million, or 19.4% to $12.8 million for the six months ended June 30, 2010 from $15.9 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 42.7% for the six months ended June 30, 2010 from 43.6% for the same period in 2009 due to higher material cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 1.8% to $4.8 million, or 15.9% of net sales for the six months ended June 30, 2010 from $4.7 million, or 12.8% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense.

Operating Income. Operating income decreased by $6.4 million, or 44.3%, to $8.0 million for the six months ended June 30, 2010 from $14.4 million for the comparable period in 2009, primarily due to the revision of the goodwill impairment charges that occurred in 2009.

Vycom – Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$14,601	$8,814
Cost of sales	(12,272)	(6,935)
Gross margin	2,329	1,879
Selling, general and administrative expenses	(1,792)	(1,255)
Segment operating income	$537	$624

Net Sales. Net sales increased by $5.8 million or 65.7% to $14.6 million for the three months ended June 30, 2010 from $8.8 million for the same period in 2009.  Overall, we sold 12.3 million pounds of product in the three months ended June 30, 2010, which is an increase of 74.3% from the 7.0 million pounds sold during the comparable period in 2009.  Average selling price per pound for the three months ended June 30, 2010 was $1.19 compared to $1.25 for the same period in 2009 due to changes in product mix.

Cost of Sales. Cost of sales increased by $5.4 million, or 77.0%, to $12.3 million for the three months ended June 30, 2010 from $6.9 million for the same period of 2009.  The increase was primarily attributable to an increase in volumes as well as an increase in average material costs for the three months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 42.9% for the three months ended June 30, 2010 compared to the same period in 2009.

 Gross Margin. Gross margin increased by $0.4 million, or 23.9% to $2.3 million for the three months ended June 30, 2010 from $1.9 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 16.0% for the three months ended June 30, 2010 from 21.3% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 42.8% to $1.8 million, or 12.3% of net sales for the three months ended June 30, 2010 from $1.3 million, or 14.2% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense due to higher volumes.

Operating Income. Operating income decreased by $0.1 million to $0.5 million for the three months ended June 30, 2010 from $0.6 million in the comparable period of 2009, primarily due to increased selling, general and administrative expenses.

Vycom –Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

The following table summarizes certain financial information relating to the Vycom segment results that have been derived from its consolidated financial statements:

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$27,234	$17,206
Cost of sales	(22,641)	(12,994)
Gross margin	4,593	4,212
Selling, general and administrative expenses	(3,312)	(2,544)
Impairment of goodwill and long-lived assets	—	(2,769)
Segment operating income (loss)	$1,281	$(1,101)

Net Sales. Net sales increased by $10.0 million or 58.3% to $27.2 million for the six months ended June 30, 2010 from $17.2 million for the same period in 2009.  Overall, we sold 23.3 million pounds of product in the six months ended June 30, 2010, which is an increase of 69.6% from the 13.7 million pounds sold during the comparable period in 2009.  Average selling price per pound for the six months ended June 30, 2010 was $1.17 compared to $1.26 for the same period of 2009 due to changes in product mix.

Cost of Sales. Cost of sales increased by $9.6 million, or 74.2%, to $22.6 million for the six months ended June 30, 2010 from $13.0 million for the same period of 2009.  The increase was primarily attributable to an increase in volumes as well as an increase in average material costs for the six months ended June 30, 2010 compared to the same period in 2009.  Average resin costs increased 43.8% for the six months ended June 30, 2010 compared to the same period in 2009.

 Gross Margin. Gross margin increased by $0.4 million, or 9.0% to $4.6 million for the six months ended June 30, 2010 from $4.2 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 16.9% for the six months ended June 30, 2010 from 24.5% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 30.2% to $3.3 million, or 12.2% of net sales for the six months ended June 30, 2010 from $2.5 million, or 14.8% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense due to higher volumes.

Operating Income. Operating income increased by $2.4 million to $1.3 million for the six months ended June 30, 2010 from a loss of ($1.1) million in the comparable period of 2009, primarily due to the goodwill impairment expense that did not recur in 2010.

Corporate Costs – Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands)	2010	2009
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(3,048)	(3,403)
Segment operating loss	$(3,048)	$(3,403)

General and Administrative Expenses. Corporate general and administrative expenses decreased by $0.4 million, or 10.4%, to $3.0 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009.  The decrease in general and administrative expenses was primarily attributable to lower professional fees, such as accounting and legal costs.

Corporate Costs –Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009.

The following table summarizes certain information relating to our corporate costs, which include corporate payroll costs, as well as corporate-related professional fees.

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Net sales	$—	$—
Cost of sales	—	—
Gross margin	—	—
General and administrative expenses	(6,124)	(6,922)
Segment operating loss	$(6,124)	$(6,922)

General and Administrative Expenses. Corporate general and administrative expenses decreased by $0.8 million, or 11.5%, to $6.1 million for the six months ended June 30, 2010 from $6.9 million for the six months ended June 30, 2009.  The decrease in general and administrative expenses was primarily attributable to lower professional fees, such as accounting and legal costs.

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

Net cash provided by operating activities was $17.2 million and $15.2 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in cash provided by operating activities in the 2010 period was primarily due to a decrease in inventory.  Key indicators that we use to monitor our cash flow include accounts receivable days and inventory turnover days.  Accounts receivable days were 32 at June 30, 2010 and 48 days at June 30, 2009.  Our inventory turnover days were 57 at June 30, 2010 compared to 67 at June 30, 2009.

Net cash used in investing activities was $7.4 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, cash used in investing activities related to $7.4 million in capital expenditures primarily related to building and land improvements at our Keyser facility and additional manufacturing capacity at our Foley location, as well as normal capital expenditures.  For the six months ended June 30, 2009, cash used in investing activities related to $2.1 million in capital expenditures and $0.9 million related to the Composatron Acquisition.  We estimate that capital expenditures for 2010 will be $15.0 million to $20.0 million.

Net cash used in financing activities was $6.0 million and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.  In the first quarter of 2010, we borrowed $10.0 million under our revolving credit facility and repaid the $10.0 million in the second quarter of 2010.  In the six months ended June 30, 2010, we paid $1.0 million in long-term obligations and made payments of $5.0 million on behalf of Holdings.  In the first half of 2009, we paid $1.1 million in long-term obligations.  In the second quarter of 2009, we paid $5.0 million on our credit facility.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at June 30, 2010.  The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG.  The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

Senior Secured Revolving Credit Facility

  On February 13, 2008, we and our subsidiaries, including AZEK Building Products Inc., Procell Decking Inc (“Procell”) and Scranton Products Inc. (AZEK Building Products Inc. and Procell on one hand and Scranton Products Inc. on the other hand each a “group”) became party to a senior secured revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto (the “Revolving Credit Facility”).  AZEK Building Products Inc., Procell and Scranton Products Inc. are the borrowers under the Revolving Credit Facility.

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

   Term Loan

We and our subsidiaries, including AZEK, Procell and Scranton, are a party to a senior secured term loan agreement (“Term Loan Agreement”), with Wells Fargo Bank, N.A., as administrative agent and the lenders from time to time party thereto (the “Term Loan Agreement”), which we entered into on February 29, 2008.  CPG, AZEK, Procell and Scranton are the borrowers under the Term Loan Agreement.  The Term Loan Agreement provides for a term loan of $25.0 million, which has been drawn in order to fund a part of the financing for the Composatron Acquisition.  The Term Loan Agreement provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of 4.0% or (ii) adjusted LIBOR plus a spread of 5.0%, subject to a LIBOR floor of 3.25%, or (iii) a combination thereof.

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

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts.  The borrowers are required to repay the outstanding principal under the Term Loan Agreement in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance under the Term Loan Agreement due on the maturity date, no later than February 28, 2011.  The Term Loan Agreement contained a mandatory prepayment based on excess cash flows at December 31, 2009, which was payable on April 5, 2010.  We applied for and obtained a waiver to release our obligation under this prepayment.  In addition, on July 26, 2010, the Company and its subsidiaries entered into an amendment to the Term Loan Agreement, which amended certain provisions of the Term Loan Agreement, including, but not limited to (1) deleting the requirement to mandatorily prepay loans under the Term Loan Agreement with excess cash proceeds, (2) extending the maturity date of the Term Loan Agreement from February 28, 2011 to April 30, 2012 and (3) revising the Term Loan Agreement’s amortization schedule to provide for quarterly installments of $62,500 through March 31, 2012, with the remaining outstanding principal balance of the Term Loan due no later than April 30, 2012.

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

Covenant Ratios in Indenture and Credit Agreements. Our Term Loan Agreement includes a financial covenant that requires us to maintain, measured quarterly, a maximum total senior secured leverage ratio less than or equal to 2.5 to 1.0 (referred to in the Term Loan Agreement as the “Senior Secured Leverage Ratio”).  The Senior Secured Leverage Ratio, for the twelve-month period ending on the last day of any fiscal quarter, is defined in the Term Loan Agreement as the ratio of (a) senior secured indebtedness (defined as Term Loan Agreement, Revolving Credit Facility, letter of credit and capital leases) on the last day of such period to (b) “Consolidated EBITDA,” or earnings before interest, taxes, depreciation and amortization and other adjustments as described below for such twelve-month period, which we refer to herein as “Adjusted EBITDA,” in each case calculated on a pro forma basis as provided below.  Non-compliance with this financial covenant will result in an event of default under our Term Loan Agreement and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Term Loan Agreement and will trigger a cross-default under our Revolving Credit Facility and the indenture governing the Notes and could trigger a cross-default under other indebtedness we may incur in the future.

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

Our Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million.  At June 30, 2010, the Company had an available borrowing base of $37.2 million.

Adjusted EBITDA is calculated similarly under our Term Loan Agreement and the indenture governing the Notes by adding consolidated net income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, income or loss attributable to discontinued operations and amounts payable pursuant to the management agreement with AEA Investors.  In addition, consolidated net income is adjusted to exclude, among other items: after-tax gains or losses from asset sales; unrealized gains or losses arising from hedging agreements or derivative instruments; any after-tax extraordinary or nonrecurring gains or losses and any unusual or nonrecurring charges (including severance, relocation costs and one-time compensation charges or restructuring charges or reserves related to the closure of facilities), including any expenses, gains or losses incurred in connection with any issuance of debt or equity; any non-cash compensation charges arising from the grant or issuance of equity instruments; fees, costs and expenses in connection with any acquisition including, without limitation, amortization of debt issuance costs, debt discount or premium and other financing fees and expenses directly relating thereto and write-offs of any debt issuance costs relating to indebtedness being retired or repaid in connection with such acquisition, as well as bonus payments paid to employees in connection with such acquisition; any amortization of premiums, fees, or expenses incurred in connection with or any acquisition, or any non-cash write-ups and non-cash charges relating to inventory, fixed assets, intangibles or goodwill; any non-cash impact attributable to the application of purchase method of accounting in accordance with GAAP; the cumulative effect of a change in accounting principles; and any impairment charge or asset write-off pursuant to Accounting Standards Codification ASC Topic 350 and ASC Topic 360 and the amortization of intangibles pursuant to ASC Topic 350.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

			Twelve Months
			Ended
(	Dollars in thousands)	Covenant Amount	June 30, 2010
	Senior Secured Leverage Ratio	Maximum of 2.5x	0.47x
	Senior secured indebtedness		$29,798
	Adjusted EBITDA		$63,914

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreements and indenture, for the twelve month period ended June 30, 2010:

		Add:	Less:
		Six	Six
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Net (loss) income (a)	$(10,306)	$5,956	$(6,963)	$2,613
Interest expense, net (a)	31,347	15,744	16,086	31,005
Income tax (benefit) expense	(111)	4,273	(274)	4,436
Depreciation and amortization	21,604	10,764	10,665	21,703
EBITDA	42,534	36,737	19,514	59,757
Impairment of goodwill and long-lived assets	14,408	599	14,408	599
Relocation and hiring costs	474	55	73	456
Management fee and expenses (b)	1,740	784	891	1,633
Severance costs(c)	412	13	337	88
Lease termination fees	657	19	—	676
Non-cash compensation charge	97	27	35	89
Disposal of fixed assets	525	251	126	650
Registration expenses related to Notes (d)	26	51	111	(34)
Adjusted EBITDA	$60,873	$38,536	$35,495	$63,914
_____________

(a) Net loss and interest expense each includes the amortization of approximately $1.1 million of deferred financing costs classified as interest expense for the six months ended June 30, 2010.

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

Long-term Liquidity. At June 30, 2010, we had the availability of approximately $37,193,000 under our Revolving Credit Facility.  We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years.  There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.  We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity.  Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.  The capital and credit markets have been recently experiencing severe volatility and disruption.  Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2010.  This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities.  This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond June 30, 2010 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Long term debt	$302,375	$250	$152,125	$150,000	$—
Interest on Notes and Term Loan (a)	68,844	13,352	47,617	7,875	—
Raw materials in transit	504	504	—	—	—
Capital lease obligations	10,938	1,289	2,856	1,098	5,695
Operating lease obligations	5,285	804	2,183	1,286	1,012
Total (b)	$387,946	$16,199	$204,781	$160,259	$6,707

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.18% related to our Floating Rate Notes and 7.25% related to our Term Loan.
(b)
As of August 6, 2010, our Revolving Credit Facility had a balance of $0 outstanding and a letter of credit of $1.4 million held against it.  Availability under the Revolving Credit Facility was approximately $37.2 million at June 30, 2010.

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

Recently Adopted Accounting Pronouncements

In January 2010 we adopted amendments to ASC 810-10, “Consolidation” (ASC 810-10).  Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a Variable Interest Entity (VIE).  The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The provisions of this guidance were effective as of January 1, 2010, and the adoption did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The provisions of this guidance were effective as of January 1, 2010, and the adoption of this guidance is limited to disclosures in on our consolidated financial statements.  Certain provisions of this guidance will not become effective until the year ended December 31, 2011; however, those provisions are not applicable to us.

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.                    Risk Factors.

For the six months ended June 30, 2010, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2009.  You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

Item 5.                       Other Information.

           On March 26, 2009, Holdings, the registrant, CPG, AZEK and Scranton entered into employment agreements with each of Jason Grommon (Senior Vice President, Operations of the registrant) and Donald C. Wharton (President of Scranton).  The term of Mr. Grommon’s agreement expires on August 11, 2011 and the term of Mr. Wharton’s agreement expires on September 2, 2011.  During their respective terms, Mr. Grommon shall be paid an annual base salary of $200,000 and Mr. Wharton shall be paid an annual base salary of $230,000.  In addition, Messrs. Grommon and Wharton are both eligible to participate in the annual cash bonus plan during their respective terms.  Pursuant to the employment agreements, upon the termination of Mr. Grommon’s or Mr. Wharton’s employment without cause (as defined in the employment agreements), each of them will continue to be paid their base salary for six months following termination, subject to the execution, delivery and non-revocation of a release in favor of the Company and its affiliates and compliance with the terms of their respective Noncompetition Agreements, which provide for certain standard non-competition, non-solicitation and confidentiality covenants that govern during their employment and following the termination of their employment for 24 months.

On August 12, 2010, Holdings, the registrant, CPG, AZEK and Scranton entered into amendments to the employment agreements with Jason Grommon and Donald C. Wharton.  Pursuant to these amendments, the continuation of base salary payable as severance to each of Messrs. Grommon and Wharton upon a termination of their employment without cause has been increased to twelve months following termination, subject to the same conditions set forth in their original employment agreements, as described above.  All other terms of the employment agreements continue in effect.

Item 6.                             Exhibits.

Exhibit Number	Description

10.1*
Amendment to Employment Agreement, dated August 12, 2010, by and among CPG International Holdings LP, CPG International Inc., CPG International I Inc., AZEK Building Products, Inc., Scranton Products Inc. and Jason Grommon.

10.2*
Amendment to Employment Agreement, dated August 12, 2010, by and among CPG International Holdings LP, CPG International Inc., CPG International I Inc., AZEK Building Products, Inc., Scranton Products Inc. and Donald C. Wharton.

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

      CPG International Inc.

Date: August 16, 2010	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1*
Amendment to Employment Agreement, dated August 12, 2010, by and among CPG International Holdings LP, CPG International Inc., CPG International I Inc., AZEK Building Products, Inc., Scranton Products Inc. and Jason Grommon.

10.2*
Amendment to Employment Agreement, dated August 12, 2010, by and among CPG International Holdings LP, CPG International Inc., CPG International I Inc., AZEK Building Products, Inc., Scranton Products Inc. and Donald C. Wharton.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer