Form 10-Q
period 2010-11-12
CPG INTERNATIONAL INC.
filed 2010-11-12
CIK 1356711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

There is no public market for the registrant’s common stock. As of November 5, 2010 the number of units of the registrant’s common stock, par value $0.01 per share, outstanding was 10, all of which are held by CPG International Holdings LP, the registrant’s direct parent company.

CPG INTERNATIONAL INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009.	4

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009.	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47

Item 4. Controls and Procedures.	48

PART II- OTHER INFORMATION
Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	49

Item 6. Exhibits.	49

SIGNATURES.

CPG International Inc.
And Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(unaudited)
 (dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$51,744	$44,501
Receivables:
Trade, less allowance for doubtful accounts of $1,341 and $964 in 2010 and 2009, respectively	31,081	14,219
Inventories	36,025	45,922
Deferred income taxes—current	4,212	2,414
Prepaid expenses and other	1,974	3,097
Total current assets	125,036	110,153
Property and equipment—net	81,190	84,332
Goodwill	247,037	246,842
Intangible assets —net	89,279	92,699
Deferred financing costs—net	3,554	5,079
Other assets	260	299
Total assets	$546,356	$539,404

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$25,139	$24,263
Current portion of capital lease	1,440	1,747
Current portion of long-term debt obligations	250	250
Accrued interest	6,366	13,049
Accrued rebates	4,762	3,916
Accrued expenses	13,553	14,527
Total current liabilities	51,510	57,752
Deferred income taxes	40,696	35,067
Capital lease obligation—less current portion	2,273	3,316
Long-term debt—less current portion	302,008	302,042
Accrued warranty	2,937	3,183
Other liabilities	35	35
Commitments and contingencies
Shareholder’s equity:
Common shares, $0.01 par value: 1,000 shares authorized; 10 issued and outstanding at September 30,
2010 and December 31, 2009	—	—
Additional paid-in capital	212,250	212,152
Accumulated deficit	(49,448)	(62,899)
Note receivable – CPG Holdings	(13,928)	(8,872)
Accumulated other comprehensive loss	(1,977)	(2,372)
Total shareholder’s equity	146,897	138,009
Total liabilities and shareholder’s equity	$546,356	$539,404

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
 Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Net sales	$96,606	$78,404
Cost of sales	(66,507)	(50,304)
Gross margin	30,099	28,100
Selling, general and administrative expenses	(14,421)	(14,147)
Loss on disposal of property	(88)	(19)
Operating income	15,590	13,934

Other income (expenses):
Interest expense	(7,460)	(7,659)
Interest income	—	23
Foreign currency gain	34	224
Miscellaneous – net	1	7
Total other expenses-net	(7,425)	(7,405)

Income before income taxes	8,165	6,529
Income tax expense	(670)	(553)
Net income	$7,495	$5,976

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
 Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Net sales	$277,003	$222,178
Cost of sales	(190,831)	(143,881)
Gross margin	86,172	78,297
Selling, general and administrative expenses	(43,656)	(41,050)
Impairment of goodwill and long-lived assets	(599)	(14,408)
Loss on disposal of property	(340)	(143)
Operating income	41,577	22,696

Other income (expenses):
Interest expense	(23,204)	(23,798)
Interest income	—	76
Foreign currency gain	12	350
Miscellaneous – net	9	(14)
Total other expenses-net	(23,183)	(23,386)

Income (loss) before income taxes	18,394	(690)
Income tax expense	(4,943)	(285)
Net income (loss)	$13,451	$(975)

See notes to unaudited condensed consolidated financial statements.

CPG International Inc.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited)
(dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2010	2009
Cash flow from operating activities:
Net income (loss)	$13,451	$(975)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	15,965	15,996
Non-cash interest charges	1,810	1,961
Deferred income tax provision (benefit)	3,803	185
Share based compensation	24	50
Impairment of goodwill and long-lived assets	599	14,408
Unrealized loss (gain) on foreign currency exchange	(85)	(358)
Loss on disposal of property	340	143
Bad debt provision	599	645
Changes in certain assets and liabilities:
Trade receivables	(17,453)	(10,876)
Inventories	9,897	6,076
Prepaid expenses and other current assets	1,126	3,222
Accounts payable	777	7,791
Accrued expenses and interest	(7,152)	(4,515)
Other liabilities and assets	120	(189)
Net cash provided by operating activities	23,821	33,564
Cash flows used in investing activities:
Acquisition of Composatron, net of cash received	—	(921)
Purchases of property and equipment	(9,973)	(4,085)
Net cash used in investing activities	(9,973)	(5,006)
Cash flows from financing activities:
Proceeds under revolving credit facility	10,000	—
Payment on revolving credit facility	(10,000)	(5,000)
Payment on long-term obligations	(1,550)	(1,632)
Payments on behalf of CPG Holdings equity	(4,981)	(1,415)
Payment of financing fees	(119)	—
Net cash used in financing activities	(6,650)	(8,047)
Impact of foreign currency on cash and cash equivalents	45	272
Net increase in cash and cash equivalents	7,243	20,783
Cash and cash equivalents – Beginning of period	44,501	22,586
Cash and cash equivalents – End of period	$51,744	$43,369
Supplemental disclosures:
Cash paid for interest	$28,077	$29,773
Federal, state and local taxes paid (refunded)	$209	$(107)
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable at end of period	$1,977	$744

See notes to unaudited condensed consolidated financial statements.

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Organization

CPG International Inc. and Subsidiaries referred to in the Notes to the Financial Statements as (the “Company”) is a leading manufacturer of premium, low maintenance building products for residential (AZEK Building Products); commercial (Scranton Products); and industrial (Vycom) markets.  The Company’s products include AZEK Trim, AZEK Deck, AZEK Porch, AZEK Moulding and AZEK Rail for residential housing markets; bathroom and locker systems sold under the brand names Comtec Industries, Hiny Hider and TuffTec, used in commercial building markets; and Vycom, which extrudes plastic sheet products under the names of Celtec, Seaboard® and Flametec® and other non-fabricated products for special applications in industrial markets.  The Company operates in various locations throughout the United States and Canada.

b.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These accompanying financial statements include the accounts of the Company on a consolidated basis.  The notes to the condensed consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.  The Company’s condensed consolidated financial statements include all of the assets, liabilities and results of operations of the Company’s subsidiaries.  All inter-company transactions among consolidated entities have been eliminated.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Beginning balance	$1,281	$1,436
Increase for anticipated bad debts	123	190
Decrease for accounts written off	(63)	(160)
Ending balance	$1,341	$1,466

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Beginning balance	$964	$1,660
Increase for anticipated bad debts	599	645
Decrease for accounts written off	(222)	(839)
Ending balance	$1,341	$1,466

Product Warranties

The Company provides warranty guarantees on its Scranton Products against breakage, corrosion and delamination.  Prior to June 1, 2009, the Company had provided a 15-year limited warranty on Scranton Products.  Beginning June 1, 2009, the warranty on Scranton Products was extended to 25 years for purchases after that date.  The Company provides a 25-year limited warranty on AZEK Trim products and a lifetime limited warranty on AZEK Deck and AZEK Porch products sold for residential use.  The warranty period for all other uses of AZEK Deck and AZEK Porch, including commercial use, is 25 years.  AZEK Trim products are guaranteed against manufacturing defects that cause the products to rot, corrode, delaminate, or excessively swell from moisture.  The AZEK Deck and AZEK Porch warranties guarantee against manufacturing defects in material and workmanship that result in blistering, peeling, flaking, cracking, splitting, cupping, rotting or structural defects from termites or fungal decay.  AZEK Rail products have a 20 year limited warranty for white railing and a 10 year limited warranty for AZEK Premier colored railing.  The AZEK Rail warranty also guarantees against rotting, cracking, peeling, blistering or structural defects from fungal decay.

Estimating the required warranty reserves requires a high level of judgment as AZEK Trim products have only been on the market for nine years, AZEK Deck has only been on the market for five years, and AZEK Rail has only been on the market for eight years, each of which are early in their product life cycles.  Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line.  Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability.  Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustment to these estimates based on actual experience compared to historical estimates.  Although management believes that the warranty reserves at September 30, 2010 are adequate, actual results may vary from these estimates.  The Company currently classifies a portion of the warranty reserve as a current liability which appears on the consolidated balance sheet in accrued expenses.

Components of the reserve for warranty costs are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Beginning balance	$3,675	$3,818
Additions	79	258
Warranty claims	(77)	(226)
Adjustment to reserve	—	(78)
Ending balance	3,677	3,772
Current portion of accrued warranty	(740)	(426)
Total accrued warranty – less current portion	$2,937	$3,346

	Nine Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Beginning balance	$3,596	$3,853
Additions	431	630
Warranty claims	(235)	(422)
Adjustment to reserve	(115)	(289)
Ending balance	3,677	3,772
Current portion of accrued warranty	(740)	(426)
Total accrued warranty – less current portion	$2,937	$3,346

Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The carrying amounts reported in our condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The Company has reviewed its debt and believes that the carrying values approximate fair value.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in equity from transactions unrelated to the Company’s shareholder.  The Company’s accumulated other comprehensive loss consists of accumulated foreign currency translation adjustments of approximately $2.0 million at September 30, 2010 and $2.4 million at December 31, 2009.  Other comprehensive income for the three and nine months ended September 30, 2010 was $538,000 and $395,000, respectively.  Other comprehensive income for the three and nine months ended September 30, 2009 was approximately $1.5 million and $2.4 million, respectively.

Recently Issued Accounting Pronouncements

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

2.           SEGMENT INFORMATION

The Company operates the following three reportable segments: AZEK Building Products (“AZEK”), which produces residential building products; Scranton Products (“Scranton”), which produces fabricated bathroom partition and locker systems for the commercial market; and Vycom (“Vycom”), which extrudes plastic sheet products and other non-fabricated products for special applications in industrial markets.

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

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2010:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$64,060	$17,282	$15,264	$—	$96,606
Cost of sales	(42,819)	(10,705)	(12,983)	—	(66,507)
Gross margin	21,241	6,577	2,281	—	30,099
Selling, general and administrative expenses	(7,251)	(2,318)	(1,540)	(3,312)	(14,421)
Loss on disposal of property	(51)	—	(37)	—	(88)
Segment operating income (loss)	$13,939	$4,259	$704	$(3,312)	$15,590

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,813	$215	$838	$—	$3,866
Selling, general and administrative expense	630	40	564	101	1,335
Total depreciation and amortization	$3,443	$255	$1,402	$101	$5,201
Total capital expenditures(1)	$2,891	$207	$52	$286	$3,436

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2010:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$187,195	$47,310	$42,498	$—	$277,003
Cost of sales	(127,291)	(27,917)	(35,623)	—	(190,831)
Gross margin	59,904	19,393	6,875	—	86,172
Selling, general and administrative expenses	(22,283)	(7,084)	(4,852)	(9,437)	(43,656)
Impairment of long-lived assets	(599)	—	—	—	(599)
Loss on disposal of property	(254)	(49)	(37)	—	(340)
Segment operating income (loss)	$36,768	$12,260	$1,986	$(9,437)	$41,577

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$8,895	$347	$2,542	$—	$11,784
Selling, general and administrative expense	1,895	121	1,699	466	4,181
Total depreciation and amortization	$10,790	$468	$4,241	$466	$15,965
Total capital expenditures(1)	$8,654	$744	$570	$1,982	$11,950

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the three months ended September 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$49,643	$18,437	$10,324	$—	$78,404
Cost of sales	(32,069)	(9,805)	(8,430)	—	(50,304)
Gross margin	17,574	8,632	1,894	—	28,100
Selling, general and administrative expenses	(7,130)	(2,508)	(1,247)	(3,262)	(14,147)
Loss on disposal of property	(19)	—	—	—	(19)
Segment operating income (loss)	$10,425	$6,124	$647	$(3,262)	$13,934

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$2,803	$238	$863	$—	$3,904
Selling, general and administrative expense	636	40	553	199	1,428
Total depreciation and amortization	$3,439	$278	$1,416	$199	$5,332
Total capital expenditures(1)	$1,259	$677	$133	$107	$2,176

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information for the Company by business segment for the nine months ended September 30, 2009:

	AZEK
	Building	Scranton
(Dollars in thousands)	Products	Products	Vycom	Corporate	Consolidated
Net sales	$139,714	$54,934	$27,530	$—	$222,178
Cost of sales	(92,062)	(30,398)	(21,421)	—	(143,881)
Gross margin	47,652	24,536	6,109	—	78,297
Selling, general and administrative expenses	(19,889)	(7,188)	(3,790)	(10,183)	(41,050)
Impairment of goodwill	(14,912)	3,273	(2,769)	—	(14,408)
Loss on disposal of property	(17)	(126)	—	—	(143)
Segment operating income (loss)	$12,834	$20,495	$(450)	$(10,183)	$22,696

Selected financial data:
Depreciation and amortization classified as:
Cost of sales	$8,284	$683	$2,769	$—	$11,736
Selling, general and administrative expense	1,751	120	1,659	730	4,260
Total depreciation and amortization	$10,035	$803	$4,428	$730	$15,996
Total capital expenditures(1)	$3,208	$982	$433	$206	$4,829

(1)	Includes capital expenditures in accounts payable.

The following table sets forth summarized financial information regarding assets by business segment at September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Total assets:
AZEK Building Products	$321,729	$320,475
Scranton Products	113,008	113,819
Vycom	106,123	99,506
Corporate	5,496	5,604
Total consolidated assets	$546,356	$539,404

The following table sets forth the Company’s significant distributor group sales as a percentage of total consolidated net sales, as well as a percentage of AZEK Building Products net sales as each of these distributors are part of the AZEK Building Products segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Three Months
	Ended		Ended
	September 30, 2010		September 30, 2009
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	25%	38%	27%	42%
Distributor B	15	22	11	18
Distributor C	11	17	8	13
Total	51%	77%	46%	73%

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2010		September 30, 2009
		% of		% of
	% of	AZEK Building	% of	AZEK Building
	Consolidated	Product	Consolidated	Product
	Sales	Sales	Sales	Sales
Distributor A	27%	40%	27%	43%
Distributor B	11	17	11	17
Distributor C	12	18	8	13
Total	50%	75%	46%	73%

The Company’s geographic distribution of long-lived assets at September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Long-lived assets:
United States	$74,860	$76,443
Canada	6,330	7,889
Total consolidated long-lived assets	$81,190	$84,332

3.           INVENTORIES

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Raw materials	$21,753	$25,695
Work in process	—	72
Finished goods	14,272	20,155
Total inventories	$36,025	$45,922

Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis (“FIFO”).

4.           PROPERTY AND EQUIPMENT—NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Land and improvements	$1,701	$1,701
Buildings and improvements	25,340	23,616
Capital lease – building	1,500	1,500
Capital lease – manufacturing equipment	8,594	8,594
Manufacturing equipment	101,623	100,015
Office furniture and equipment	4,990	4,991
Total property and equipment	143,748	140,417
Construction in progress	5,581	2,855
	149,329	143,272
Accumulated depreciation	(68,139)	(58,940)
Total property and equipment – net	$81,190	$84,332

Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $4.0 million and $4.1 million, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $12.4 million and $12.6 million, respectively.

5.           GOODWILL AND INTANGIBLE ASSETS —NET

Goodwill and intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	Lives in	September 30,	December 31,
(Dollars in thousands)	Years	2010	2009
Goodwill	—	$247,037	$246,842

Non-amortizable intangibles:
Trademarks		67,400	67,400
Other intangibles		769	752

Total non-amortizable intangibles		68,169	68,152
Amortizable intangibles:
Non-compete agreement	5	2,500	2,500
Accumulated amortization non-compete agreement		(1,848)	(1,473)
Non-compete agreement- net		652	1,027

Customer relationships	10	26,225	26,203
Accumulated amortization customer relationships		(14,084)	(11,981)
Customer relationships-net		12,141	14,222

Proprietary knowledge	15	12,896	12,816
Accumulated amortization proprietary knowledge		(4,909)	(3,938)
Proprietary knowledge-net		7,987	8,878

Trade names	5	365	357
Accumulated amortization trade names		(265)	(204)
Trade names-net		100	153

Royalty license	7	376	368
Accumulated amortization royalty license		(146)	(101)
Royalty license-net		230	267

Total amortizable intangibles-net		21,110	24,547
Intangible assets – net		$89,279	$92,699

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

Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $1.2 million in each year.  Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $3.5 million and $3.4 million, respectively.

The following table presents the future intangible asset amortization expense based on existing amortizable intangible assets at September 30, 2010:

(Dollars in thousands)
2010	$1,170
2011	4,442
2012	3,820
2013	3,606
2014	3,441
Thereafter	4,631
Total	$21,110

The following tables summarize the changes in the Company’s goodwill for the nine month period ended September 30, 2010:

	AZEK
(Dollars in thousands)	Building	Scranton
	Products	Products	Vycom	Consolidated
Balance at December 31, 2009:
Goodwill	$179,791	$47,384	$70,075	$297,250
Accumulated impairment losses	(25,858)	(12,164)	(12,386)	(50,408)
Goodwill at December 31, 2009	153,933	35,220	57,689	246,842
Currency translation adjustment	195	–	–	195
Goodwill at September 30, 2010	$154,128	$35,220	$57,689	$247,037

6.           DEFERRED FINANCING COSTS, NET

Deferred financing costs consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Deferred financing costs	$13,794	$13,675
Accumulated amortization	(10,240)	(8,596)
Total deferred financing costs, net	$3,554	$5,079

Amortization of deferred financing costs for the three months ended September 30, 2010 and 2009 was approximately $552,000 and $546,000, respectively.  Amortization of deferred financing costs for the nine months ended September 30, 2010 and 2009 was approximately $1.6 million and $1.7 million, respectively.  Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

7.           LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Senior Unsecured Fixed Rate Notes due July 1, 2013—10.5%	$150,000	$150,000
Senior Unsecured Floating Rate Notes due July 1, 2012—LIBOR + 6.75% (7.50% at September 30, 2010 and 7.87% at December 31, 2009) (includes premium of $41 at September 30, 2010 and $59 at December 31, 2009)	128,041	128,059
Term Loan due April 30, 2012 –7.25% at September 30, 2010 and December 31, 2009 (includes discount of $95 at September 30, 2010 and $267 at December 31, 2009)	24,217	24,233

Total	302,258	302,292
Less current portion	250	250
Long-term debt—less current portion	$302,008	$302,042

As of September 30, 2010, the Company has scheduled debt payments (excluding interest) of $62,500 in 2010, $250,000 in 2011, $152.0 million in 2012 and $150.0 million in 2013.

 CPG, a wholly owned subsidiary of the Company, had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due July 1, 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due July 1, 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at September 30, 2010.  The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG.  The indenture governing the Notes contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

The Company and its subsidiaries are a party to a Loan and Security Agreement with Wells Fargo Bank, N.A. (the “Loan Agreement”), as administrative agent, and General Electric Capital Corporation, as syndication agent, which was entered into on February 13, 2008.  The Loan Agreement provides subsidiaries of the Company with up to $65.0 million in borrowing capacity, with the actual borrowing base limited to a percentage of eligible receivables and inventory, subject to reserves established by the administrative agent in the exercise of its reasonable business judgment.  The Loan Agreement requires subsidiaries of the Company to repay the outstanding principal on any loans thereunder at the maturity date as defined therein, but in any case no later than February 13, 2013.  Borrowings under the Loan Agreement bear interest, at the Company’s option, at the base rate (prime rate) plus a spread of up to 0.5% or adjusted LIBOR plus a spread of 1.5% to 2.25%, or a combination thereof.  The Loan Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments.  Substantially all of the Company’s and its subsidiaries’ assets (excluding real property and 65% of equity interests of the Company’s first tier foreign Canadian subsidiary) are pledged as collateral for any borrowings under the Loan Agreement.

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

No amounts were borrowed under the Loan Agreement during the three months ended September 30, 2010.

The Company and its subsidiaries are a party to a Term Loan and Security Agreement (“Term Loan Agreement”), which was entered into on February 29, 2008.  Subsidiaries of the Company borrowed approximately $25.0 million under the term loan as part of the financing for the Composatron Acquisition (See Note 11).  The Term Loan Agreement initially required the borrowers thereunder to repay the outstanding principal of the Term Loan in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance of the Term Loan due no later than February 28, 2011.  The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts.  The Term Loan Agreement contained a mandatory prepayment based on excess cash flow at December 31, 2009, which was payable on April 5, 2010.  The Company applied for and obtained a waiver to release its obligation under this prepayment.  In addition, on July 26, 2010, the Company and its subsidiaries entered into an amendment to the Term Loan Agreement, which amended certain provisions of the Term Loan Agreement, including, but not limited to (1) deleting the requirement to mandatorily prepay loans under the Term Loan Agreement with excess cash proceeds, (2) extending the maturity date of the Term Loan Agreement from February 28, 2011 to April 30, 2012 and (3) revising the Term Loan Agreement’s amortization schedule to provide for quarterly installments of $62,500 through March 31, 2012, with the remaining outstanding principal balance of the Term Loan due no later than April 30, 2012.

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

The Company is in compliance with the financial and non-financial covenants imposed by the debt agreements as of September 30, 2010.

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

In connection with the facility consolidation, the Company identified certain machinery and equipment at the Canadian manufacturing facility that no longer had a useful life to the Company.  The Company plans on disposing of a majority of the manufacturing equipment by the end of the fourth quarter of 2010 and has written the assets down by approximately $599,000 to the estimated fair value net of any related selling costs.  The current carrying value of the assets at September 30, 2010 was approximately $747,000.  The asset write-down is included as part of operating expense in the Company’s AZEK Building Product’s income statement in the first quarter of 2010.

Future minimum lease payments at September 30, 2010 for capital and operating leases having non-cancelable lease terms in excess of one year are as follows:

(Dollars in thousands)	Capital	Operating
2010	$548	$402
2011	1,904	1,296
2012	949	901
2013	557	742
2014	537	556
Thereafter	8,316	1,012
Total	12,811	$4,909
Less amount representing interest	(9,098)
Present value of minimum capital lease payments	3,713
Less current installments of obligations under capital leases	(1,440)
Obligations under capital leases—excluding current installments	$2,273

Total rent expense for the three months ended September 30, 2010 and 2009 was approximately $435,000 and $375,000, respectively.  Total rent expense was approximately $1.2 million for each of the nine months ended September 30, 2010 and 2009.

9.           COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against the Company that it believes would be expected to have a material adverse effect on the Company’s business or financial condition, results of operations or cash flows.

10.           RELATED PARTY TRANSACTIONS

AEA Investors, the general partner of CPG International Holdings LP (“Holdings”), the Company’s direct parent company, is entitled to a management fee at an annual rate of $1.5 million, payable on a monthly basis pursuant to a management agreement with AEA Investors.  Management fees of $375,000 and $1.1 million are included in selling, general and administrative expenses for each of the three and nine months ended September 30, 2010 and 2009, respectively.

The Company leases one of its manufacturing facilities from an affiliate of an equity holder of Holdings. Total lease payments for the three and nine months ended September 30, 2010 were $129,000 and $388,000, respectively.  Total lease payments for the three and nine months ended September 30, 2009 were $128,000 and $385,000, respectively.

In 2007, the Company entered into an amended lease agreement related to an office and manufacturing facilities location with North Alabama Property Leasing, Inc.  The lessor of the property is an entity whose sole shareholder was an equity holder in Holdings through May 2010 as a result of the Procell Acquisition, an acquisition by the Company in 2007.  Total lease expense for the three and nine months ended September 30, 2010 was approximately $144,000 and $479,000, respectively.  Total lease payments for the three and nine months ended September 30, 2009 were approximately $144,000 and $477,000, respectively.  The Company has also paid storage and other fees to the lessor in the amount of approximately $8,000 and $20,000 for the three and nine months ended September 30, 2010, and September 30, 2009, respectively.

The former owners of Composatron are engaged in selling finished goods as well as providing machinery repairs and parts to various companies that are affiliated with them.  The Company engages in business with Composatron affiliates. Total costs paid after the acquisition to Composatron affiliated companies were approximately $1,000 and $0 for the three months ended September 30, 2010 and 2009, respectively.  Total costs paid after the acquisition to these affiliated companies were approximately $1,000 and $7,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company also has long-term notes in the amount of approximately $13.9 million due from Holdings for the payment made on behalf of Holdings related to repurchase of ownership units in Holdings.  Included in the $13.9 million is approximately $3.0 million related to the repurchase of Class A limited partnership units and Class B Units pursuant to a separation agreement with Mr. James Keisling, the former chairman of the Company’s board of directors.  Also included in the $13.9 million is approximately $4.0 million related to the repurchase of Class A limited partnership units pursuant to the contribution agreement with Mr. Larry Sloan, one of the sellers of Procell. Currently, no repayment schedule has been established for these notes.  The notes have been classified in shareholder’s equity.

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

The following condensed consolidating financial information presents the financial information of the Company (as the parent guarantor of the Notes), CPG (as the issuer of the Notes), the guarantor subsidiaries of the Company on a combined basis (as the subsidiary guarantors of the Notes), and the non-guarantor foreign subsidiary as a separate entity (AZEK Canada), prepared on the equity method of accounting at September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.  The financial information may not necessarily be indicative of the results of operations or financial position had the issuer and the subsidiary guarantors operated as independent entities.

	September 30, 2010
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$48,842	$2,902	$—	$51,744
Net receivables	—	—	31,033	48	—	31,081
Inventory	—	—	36,025	—	—	36,025
Other current assets	—	—	5,956	230	—	6,186
Total current assets	—	—	121,856	3,180	—	125,036
Net property and equipment	—	—	74,860	6,330	—	81,190
Goodwill	—	—	237,914	9,123	—	247,037
Net intangible assets	—	—	84,957	4,322	—	89,279
Deferred financing costs, net	—	—	3,554	—	—	3,554
Other assets	—	—	209	51	—	260
Note receivable - intercompany	—	308,624	14,956	—	(323,580)	—
Investment in subsidiary	147,665	147,665	7,227	—	(302,557)	—
Total assets	$147,665	$456,289	$545,533	$23,006	$(626,137)	$546,356
Accounts payable	$—	$—	$25,070	$69	$—	$25,139
Accrued interest	—	6,366	—	—	—	6,366
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	18,005	310	—	18,315
Current portion of capital lease	—	—	1,440	—	—	1,440
Total current liabilities	—	6,616	44,515	379	—	51,510
Deferred income taxes	—	—	39,484	1,212	—	40,696
Long-term debt	—	302,008	—	—	—	302,008
Intercompany debt	—	—	308,624	14,956	(323,580)	—
Other non-current liabilities	—	—	5,245	—	—	5,245
Equity	147,665	147,665	147,665	6,459	(302,557)	146,897
Total liabilities and equity	$147,665	$456,289	$545,533	$23,006	$(626,137)	$546,356

	December 31, 2009
(Dollars in thousands)	CPG
	International
Condensed Consolidating	Inc.	CPG	Guarantor	Non-Guarantor
Balance Sheet	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$42,311	$2,190	$—	$44,501
Net receivables	—	—	13,805	414	—	14,219
Inventory	—	—	45,922	—	—	45,922
Other current assets	—	—	5,271	240	—	5,511
Total current assets	—	—	107,309	2,844	—	110,153
Net property and equipment	—	—	76,443	7,889	—	84,332
Goodwill	—	—	237,913	8,929	—	246,842
Net intangible assets	—	—	87,953	4,746	—	92,699
Deferred financing costs, net	—	—	5,079	—	—	5,079
Other assets	—	—	225	74	—	299
Note receivable - intercompany	—	315,341	15,162	—	(330,503)	—
Investment in subsidiary	138,930	138,930	8,045	—	(285,905)	—
Total assets	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404
Accounts payable	$—	$—	$24,236	$27	$—	$24,263
Accrued interest	—	13,049	—	—	—	13,049
Current portion-long term debt	—	250	—	—	—	250
Accrued expenses	—	—	17,699	744	—	18,443
Other current liabilities	—	—	1,747	—	—	1,747
Total current liabilities	—	13,299	43,682	771	—	57,752
Deferred income taxes	—	—	33,642	1,425	—	35,067
Long-term debt	—	302,042	—	—	—	302,042
Intercompany debt	—	—	315,341	15,162	(330,503)	—
Other non-current liabilities	—	—	6,534	—	—	6,534
Equity	138,930	138,930	138,930	7,124	(285,905)	138,009
Total liabilities and equity	$138,930	$454,271	$538,129	$24,482	$(616,408)	$539,404

	Three Months Ended September 30, 2010
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$94,236	$2,370	$—	$96,606
Cost of sales	—	—	(64,770)	(1,737)	—	(66,507)
Gross margin	—	—	29,466	633	—	30,099
Selling, general and administrative expenses	—	—	(14,030)	(391)	—	(14,421)
Loss on disposal of property	—	—	(88)	—	—	(88)
Operating income (loss)	—	—	15,348	242	—	15,590
Intercompany income	—	6,822	431	(431)	(6,822)	—
Interest expense, net of interest income	—	(6,822)	(7,460)	—	6,822	(7,460)
Miscellaneous, net	—	—	1	—	—	1
Foreign currency gain	—	—	34	—	—	34
Income tax (expense) benefit	—	—	(740)	70	—	(670)
Equity in net (loss) income from subsidiary	7,495	7,495	(119)	—	(14,871)	—
Net income (loss)	$7,495	$7,495	$7,495	$(119)	$(14,871)	$7,495

	Nine Months Ended September 30, 2010
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$269,944	$7,059	$—	$277,003
Cost of sales	—	—	(185,702)	(5,129)	—	(190,831)
Gross margin	—	—	84,242	1,930	—	86,172
Selling, general and administrative expenses	—	—	(42,425)	(1,231)	—	(43,656)
Impairment of long-lived assets	—	—	—	(599)	—	(599)
Loss on disposal of property	—	—	(340)	—	—	(340)
Operating income (loss)	—	—	41,477	100	—	41,577
Intercompany income	—	21,308	1,247	(1,247)	(21,308)	—
Interest expense, net of interest income	—	(21,308)	(23,204)	—	21,308	(23,204)
Miscellaneous, net	—	—	9	—	—	9
Foreign currency gain	—	—	12	—	—	12
Income tax (expense) benefit	—	—	(5,274)	331	—	(4,943)
Equity in net (loss) income from subsidiary	13,451	13,451	(816)	—	(26,086)	—
Net income (loss)	$13,451	$13,451	$13,451	$(816)	$(26,086)	$13,451

	Three Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$76,433	$1,971	$—	$78,404
Cost of sales	—	—	(48,779)	(1,525)	—	(50,304)
Gross margin	—	—	27,654	446	—	28,100
Selling, general and administrative expenses	—	—	(13,815)	(332)	—	(14,147)
Loss on disposal of property	—	—	—	(19)	—	(19)
Operating income (loss)	—	—	13,839	95	—	13,934
Intercompany income	—	7,023	681	(681)	(7,023)	—
Interest expense, net of interest income	—	(7,023)	(7,636)	—	7,023	(7,636)
Miscellaneous, net	—	—	26	(19)	—	7
Foreign currency gain	—	—	224	—	—	224
Income tax (expense) benefit	—	—	(742)	189	—	(553)
Equity in net (loss) income from subsidiary	5,976	5,976	(416)	—	(11,536)	—
Net income (loss)	$5,976	$5,976	$5,976	$(416)	$(11,536)	$5,976

	Nine Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
	Inc.	CPG	Guarantor	Guarantor
Condensed Consolidating	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$—	$216,665	$5,513	$—	$222,178
Cost of sales	—	—	(139,718)	(4,163)	—	(143,881)
Gross margin	—	—	76,947	1,350	—	78,297
Selling, general and administrative expenses	—	—	(40,490)	(560)	—	(41,050)
Impairment of goodwill	—	—	(14,408)	—	—	(14,408)
Loss on disposal of property	—	—	(126)	(17)	—	(143)
Operating income (loss)	—	—	21,923	773	—	22,696
Intercompany income	—	21,725	1,946	(1,946)	(21,725)	—
Interest expense, net of interest income	—	(21,725)	(23,722)	—	21,725	(23,722)
Miscellaneous, net	—	—	(37)	23	—	(14)
Foreign currency gain	—	—	350	—	—	350
Income tax (expense) benefit	—	—	(628)	343	—	(285)
Equity in net (loss) income from subsidiary	(975)	(975)	(807)	—	2,757	—
Net income (loss)	$(975)	$(975)	$(975)	$(807)	$2,757	$(975)

	Nine Months Ended September 30, 2010
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net (loss) income	$13,451	$13,451	$13,451	$(817)	$(26,085)	$13,451
Depreciation and amortization	—	—	14,173	1,792	—	15,965
Deferred income tax (benefit) provision	—	—	4,139	(336)	—	3,803
Share based compensation	—	—	24	—	—	24
Non-cash interest charges	—	—	1,810	—	—	1,810
Unrealized (gain) loss on foreign currency exchange	—	—	448	(533)	—	(85)
Loss on disposition of fixed assets	—	—	340	—	—	340
Impairment of goodwill and long-lived assets	—	—	—	599	—	599
Bad debt provision	—	—	599	—	—	599
Equity in net (income) loss from subsidiary	(13,451)	(13,451)	817	—	26,085	—
Trade receivables	—	—	(17,826)	373	—	(17,453)
Inventories	—	—	9,897	—	—	9,897
Accounts payable	—	—	736	41	—	777
Accrued expenses and interest	—	—	(6,704)	(448)	—	(7,152)
Prepaid expenses and other current assets	—	—	1,017	109	—	1,126
Other changes in working capital	—	—	96	24	—	120
Net cash provided by operating activities	—	—	23,017	804	—	23,821
Purchases of property and equipment	—	—	(9,836)	(137)	—	(9,973)
Net cash used in investing activities	—	—	(9,836)	(137)	—	(9,973)
Proceeds under revolving credit facility	—	—	10,000	—	—	10,000
Payment on revolving credit facility	—	—	(10,000)	—	—	(10,000)
Other cash used in financing activities	—	—	(6,531)	—	—	(6,531)
Payment of financing fee	—	—	(119)	—	—	(119)
Net cash used in financing activities	—	—	(6,650)	—	—	(6,650)
Cash impact of currency translation adjustment	—	—	—	45	—	45
Net increase (decrease) in cash and cash equivalents	—	—	6,531	712	—	7,243
Cash and equivalents- beginning of period	—	—	42,311	2,190	—	44,501
Cash and cash equivalents – end of period	$—	$—	$48,842	$2,902	$—	$51,744

	Nine Months Ended September 30, 2009
(Dollars in thousands)	CPG
	International			Non-
Condensed Consolidating	Inc.	CPG	Guarantor	Guarantor
Statement of Cash Flows	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net loss	$(975)	$(975)	$(975)	$(817)	$2,767	$(975)
Depreciation and amortization	—	—	14,245	1,751	—	15,996
Deferred income tax benefit	—	—	528	(343)	—	185
Impairment charge	—	—	14,408	—	—	14,408
Share based compensation	—	—	50	—	—	50
Non-cash interest charges	—	—	1,961	—	—	1,961
Unrealized (gain) loss on foreign currency exchange	—	—	(1,892)	1,534	—	(358)
Loss on disposition of fixed assets	—	—	126	17	—	143
Bad debt provision	—	—	645	—	—	645
Equity in net (income) loss from subsidiary	975	975	817	—	(2,767)	—
Trade receivables	—	—	(10,764)	(112)	—	(10,876)
Inventories	—	—	6,057	19	—	6,076
Accounts payable	—	—	7,849	(58)	—	7,791
Accrued expenses and interest	—	—	(4,296)	(219)	—	(4,515)
Prepaid expenses and other current assets	—	—	3,239	(17)	—	3,222
Other changes in working capital	—	—	(187)	(2)	—	(189)
Net cash provided by operating activities	—	—	31,811	1,753	—	33,564
Acquisition of Composatron	—	—	—	(921)	—	(921)
Purchases of property and equipment	—	—	(4,057)	(28)	—	(4,085)
Net cash used in investing activities	—	—	(4,057)	(949)	—	(5,006)
Intercompany payable/receivable	—	5,000	(3,875)	(1,125)	—	—
Payment on revolving credit facility	—	(5,000)	—	—	—	(5,000)
her cash used in financing activities	—	—	(3,047)	—	—	(3,047)
Net cash used in financing activities	—	—	(6,922)	(1,125)	—	(8,047)
Cash impact of currency translation adjustment	—	—	—	272	—	272
Net increase (decrease) in cash and cash equivalents	—	—	20,832	(49)	—	20,783
Cash and equivalents- beginning of period	—	—	21,393	1,193	—	22,586
Cash and cash equivalents – end of period	$—	$—	$42,225	$1,144	$—	$43,369

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the unaudited consolidated financial statements and accompanying notes of CPG International Inc., included elsewhere in this report.  Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties.  Future results could differ materially from those discussed below.  See discussion below under the caption “Cautionary Note Regarding Forward-Looking Statements.”  Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009 should be read in conjunction with these unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below.  The results of operations and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

We operate the following three business units:

•	AZEK manufactures exterior residential building products such as AZEK Trim, AZEK Moulding, AZEK Deck, AZEK Porch and AZEK Rail for the residential and commercial building market.

•	Scranton produces fabricated bathroom partition and locker systems under the Comtec, Santana, Hiny Hiders and TuffTec labels for the commercial market.

•	Vycom manufactures a comprehensive offering of PVC and olefin sheet products including Celtec, Seaboard®, Playboard®, Sanatec®, Corrtec and Flametec® for special applications in industrial markets.

Our Business

With a focus on manufacturing excellence and quality over the past 26 years, we have been the first to market with a number of premium, low maintenance products that offer superior value propositions relative to alternative materials.  With the first mover advantage, we have established leading brands and large distribution networks targeted towards large markets increasingly converting to low maintenance products replacing traditional materials such as wood and metal.  Through product development initiatives and acquisitions, we have increased our product offerings and leveraged our distribution channels to further our penetration of the residential, commercial and industrial markets that we serve.  We have successfully introduced branded building products such as AZEK Trim, Deck, Porch, Rail and Mouldings, Comtec bathroom partitions, and TuffTec lockers.  We believe many of our products are still in the early stages of their product life cycles as the material conversion opportunity expands.  We have generally increased our margins through volume growth that has allowed us to self-fund investment in new technology and equipment which has enabled us to lower our manufacturing conversion costs.

Since the introduction of the AZEK brand over ten years ago, AZEK has gained significant market acceptance and brand loyalty as a leader within the non-wood home exterior market.  AZEK products have accounted for a majority of our net sales during the first nine months of 2010 and for full year 2009, 2008 and 2007.  Through our two-step, dual distribution network, we have established an extensive network of distributors and dealers throughout the United States and Canada.  As of September 30, 2010, our distributors were selling our products to approximately 2,000 local stocking dealers and over 760 big box retail outlets.  Leveraging our extensive distribution network and brand name, we have expanded AZEK through the internal development of additional product offerings as well as through the Procell Acquisition in 2007 and the Composatron Acquisition in 2008.  With the introduction of AZEK Moulding and AZEK Deck in 2007 and AZEK Porch and AZEK Rail in 2008, we continued to establish ourselves as a premier provider of branded building products.  Our goal is to continue to expand through further geographic penetration, product extensions of our trim, moulding, railing and decking products, and the introduction of additional product lines.

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

With the realignment of our segments in the third quarter of 2009, and the introduction of Vycom, a new segment that focuses on servicing the industrial markets, the Company was able to increase its market penetration by offering lower maintenance, longer lived solutions, by extruding olefin and PVC sheet products such as Celtec, Seaboard® and Flametec® and other branded products for special applications in industrial markets.  Vycom products are used in the marine industry, graphic displays and signage, recreation and playground equipment, food processing and the chemical industry.

A majority of our raw material costs and cost of sales are represented by dry petrochemical resins, primarily PVC, HDPE and PP as well as other additives.  Throughout the Company’s history, material prices including resin, have been subject to cyclical price fluctuations.  Over the past five years, the fluctuations have become increasingly significant due to a variety of issues including constrained supply resulting from natural disasters and foreign demand and domestic economic conditions.  Our strategy around managing these fluctuations is to partially offset the impact of significantly higher material costs through improved manufacturing efficiencies, selling price increases and increased sales volumes.

Through our various product offerings, we have exposure to residential new construction and repair and remodel, commercial construction and various industrial markets.  AZEK products are sold in various stages of the home building construction market, including remodeling and renovation and new construction, thereby diversifying sales across the construction cycle.  Scranton’s fabricated products are sold to various commercial markets some of which are dependent on tax receipts of municipalities.  Vycom products are sold to several industrial sectors, thereby diversifying sales across sectors sensitive to differing economic factors.  For the nine months ended September 30, 2010, we estimate approximately 50% of our products were sold for residential repair and remodeling, 18% new construction, 17% were in the commercial building sector, and 15% sold to various industrial end markets.  Over 97% of our sales for each of the nine months ended September 30, 2010 and 2009 were in the United States.

 Adverse economic conditions across our markets significantly impacted our growth in 2008 and 2009, and we expect these conditions to continue throughout the remainder of 2010, particularly in the commercial construction market.  Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate.  The demand for our products by our customers depends, in part, on general economic conditions and business confidence levels.  The capital and credit markets recently have been experiencing volatility and disruption.  These conditions, combined with volatile oil and natural gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession.  The difficult conditions in these markets and the overall economy affect our business in a number of ways.  For example, these factors combined to negatively affect AZEK, as dealers and distributors lowered inventory levels in connection with significantly reduced activity in the residential, commercial and institutional construction and housing markets, in addition to an overall reduction in demand for our product.  In the first nine months of 2010, we have seen improved volumes in our residential and industrial markets compared to our prior year due to some improvement in the overall economy as well as from some of our new product introductions in the residential business.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, vendor rebates, product warranties and goodwill and intangible assets.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements.  We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements for the three months ended September 30, 2010 and 2009.  Also included is certain information relating to the operating results as a percentage of net sales.  We believe this presentation is useful to investors in comparing historical results.  Certain percentage amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended September 30,
		%		%
		Of Net		Of Net	$	%
(Dollars in thousands)	2010	Sales	2009	Sales	Variance	Variance
Net sales	$96,606	100.0%	$78,404	100.0%	$18,202	23.2%
Cost of sales	66,507	68.8	50,304	64.2	16,203	32.2
Gross margin	30,099	31.2	28,100	35.8	1,999	7.1
Selling, general and administrative expenses	14,421	14.9	14,147	18.0	274	1.9
Loss on disposal of property	88	0.1	19	—	69	363.2
Interest expense, net	7,460	7.7	7,636	9.7	(176)	-2.3
Foreign currency gain	34	—	224	0.3	(190)	-84.8
Miscellaneous - income	1	—	7	—	(6)	-85.7
Income tax expense	670	0.7	553	0.7	117	21.2
Net income	$7,495	7.8%	$5,976	7.6%	$1,519	25.4%

Net Sales. Net sales were $96.6 million for the three months ended September 30, 2010, an increase of $18.2 million, or 23.2%, compared to $78.4 million for the same period of 2009.  This was attributed to an increase in AZEK Building Products and Vycom net sales by 29.0% and 47.8% respectively, offset by a decrease in Scranton Products net sales of 6.3%. Overall, we sold 63.8 million pounds of product during the three months ended September 30, 2010, which was a 23.4% increase from the amount sold during the three months ended September 30, 2009.  Volume growth in AZEK and Vycom more than offset volume declines at Scranton Products.  While residential and industrial markets have stabilized relative to the prior year, the commercial building market continues to deteriorate impacting Scranton Products.  Average selling price per pound across the Company for the three months ended September 30, 2010 and 2009 remained flat at $1.52.

Cost of Sales. Cost of sales increased by $16.2 million, or 32.2%, to $66.5 million for the three months ended September 30, 2010 from $50.3 million for the same period in 2009.  The increase was primarily attributable to the increase in volume as well as higher average materials costs for the three months ended September 30, 2010 compared to the same period in 2009.  Average resin costs increased 16.7% for the three months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $2.0 million, or 7.1%, to $30.1 million for the three months ended September 30, 2010 from $28.1 million for the same period of 2009.  Gross margin as a percent of net sales decreased to 31.2% for the three months ended September 30, 2010 from 35.8% for the same period in 2009.  This decrease was mainly attributable to the increase in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or 1.9%, to $14.4 million, or 14.9% of net sales for the three months ended September 30, 2010 from $14.1 million, or 18.0% of net sales for the same period in 2009.  The increase in selling, general and administrative was primarily attributable to sales force expense due to higher sales.

Interest Expense, net. Interest expense, net, decreased by $0.1 million, or 2.3%, to $7.5 million for the three months ended September 30, 2010 from $7.6 million for the same period in 2009.

Income Taxes. Income taxes increased by $0.1 million to $0.7 million for the three months ended September 30, 2010 from $0.6 million for the same period in 2009.  Income tax expense of $0.7 million for the three months ended September 30, 2010 was attributable to ordinary income.  The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), state tax expense, and changes to forecasted pretax earnings from the previous quarter.  The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $1.5 million to $7.5 million for the three months ended September 30, 2010 from $6.0 million for the comparable period in 2009 as a result of reasons described above.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Company’s operating results that have been derived from their consolidated financial statements for the nine months ended September 30, 2010, and 2009.  Also included is certain information relating to the operating results as a percentage of net sales.  We believe this presentation is useful to investors in comparing historical results.  Certain percentage amounts in the table may not sum due to the rounding of individual components.

	Nine Months Ended September 30,
		%		%
		Of Net		Of Net	$	%
(Dollars in thousands)	2010	Sales	2009	Sales	Variance	Variance
Net sales	$277,003	100.0%	$222,178	100.0%	$54,825	24.7%
Cost of sales	190,831	68.9	143,881	64.8	46,950	32.6
Gross margin	86,172	31.1	78,297	35.2	7,875	10.1
Selling, general and administrative expenses	43,656	15.8	41,050	18.5	2,606	6.3
Impairment of goodwill and long-lived assets	599	0.2	14,408	6.5	(13,809)	-95.8
Loss on disposal of property	340	0.1	143	0.1	197	137.8
Interest expense, net	23,204	8.4	23,722	10.7	(518)	-2.2
Foreign currency gain	12	—	350	0.2	(338)	-96.6
Miscellaneous – income (expense)	9	—	(14)	—	23	-164.3
Income tax expense	4,943	1.8	285	0.1	4,658	1,634.4
Net income (loss)	$13,451	4.9%	$(975)	-0.4%	$14,426	1,479.6%

Net Sales. Net sales were $277.0 million for the nine months ended September 30, 2010, an increase of $54.8 million, or 24.7%, compared to $222.2 million for the same period of 2009.  This was attributed to an increase in AZEK Building Products and Vycom net sales by 34.0% and 54.4% respectively, offset by a decrease in Scranton Products net sales of 13.9%. Overall, we sold 186.6 million pounds of product during the nine months ended September 30, 2010, which was a 25.7% increase from the amount sold during the nine months ended September 30, 2009.  Volume growth in AZEK and Vycom more than offset volume declines at Scranton Products.  While residential and industrial markets have stabilized relative to the prior year, the commercial building market continues to deteriorate.  Average selling price per pound across the Company for the nine months ended September 30, 2010 decreased to $1.48 from $1.50 for the same period of 2009 primarily due to changes in product mix.

Cost of Sales. Cost of sales increased by $46.9 million, or 32.6%, to $190.8 million for the nine months ended September 30, 2010 from $143.9 million for the same period in 2009.  The increase was primarily attributable to the increase in volume as well as higher average materials costs for the nine months ended September 30, 2010 compared to the same period in 2009.  Average resin costs increased 33.6% for the nine months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $7.9 million, or 10.1%, to $86.2 million for the nine months ended September 30, 2010 from $78.3 million for the same period of 2009.  Gross margin as a percent of net sales decreased to 31.1% for the nine months ended September 30, 2010 from 35.2% for the same period in 2009.  This decrease was mainly attributable to the increase in material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 6.3%, to $43.7 million, or 15.8% of net sales for the nine months ended September 30, 2010 from $41.1 million or 18.5% of net sales for the same period in 2009.  The increase in selling, general and administrative expense was primarily attributable to marketing programs and sales force expense driven by higher sales in 2010, coupled with the fact that in 2009 the Company incurred a one-time reduction of $0.4 million relating to the settlement on a portion of escrowed purchase price associated with the Composatron Acquisition.

Impairment of Goodwill and Long-Lived Assets. Impairment of long-lived assets was $0.6 million for the nine months ended September 30, 2010, resulting from the planned disposition of manufacturing equipment related to the Canadian manufacturing facility consolidation.  Impairment of goodwill was $14.4 million for the nine months ended September 30, 2009, resulting from the finalization of our step 2 goodwill impairment analysis during the first quarter of 2009.

Interest Expense, net. Interest expense, net, decreased by $0.5 million, or 2.2%, to $23.2 million for the nine months ended September 30, 2010 from $23.7 million for the same period in 2009.  Interest expense declined due to lower variable interest rates in 2010 from 2009, partially offset by a $0.5 million adjustment during 2010 related to the calculation of interest on the Term Loan related to prior periods.

Income Taxes. Income taxes increased by $4.6 million to $4.9 million for the nine months ended September 30, 2010 from $0.3 million for the same period in 2009.  Income tax expense for the nine months ended September 30, 2010 consists primarily of tax expense of $5.2 million attributable to ordinary income.  The tax attributable to ordinary income is primarily impacted by deferred tax expense associated with the amortization of goodwill for tax purposes (such goodwill is not amortized for financial reporting purposes), state tax expense, and forecasted pretax earnings.  The resulting deferred tax liability associated with this goodwill cannot be offset against other net deferred tax assets due to the indefinite reversal period of the goodwill.

Net Loss/Income. Net income increased by $14.5 million to net income of $13.5 million for the nine months ended September 30, 2010 from a net loss of $1.0 million for the comparable period in 2009 as a result of reasons described above, most notably from the goodwill impairment expense that did not recur in 2010.

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

AZEK Building Products

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

The following table summarizes certain financial information relating to the AZEK Building Products segment results for the three months ended September 30, 2010 and 2009 that have been derived from the Company’s consolidated financial statements:
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$64,060	$49,643	$14,417	29.0%
Cost of sales	42,819	32,069	10,750	33.5
Gross margin	21,241	17,574	3,667	20.9
Selling, general and administrative expenses	7,251	7,130	121	1.7
Loss on sale of property	51	19	32	168.4
Segment operating income	$13,939	$10,425	$3,514	33.7%

Net Sales. Net sales increased by $14.5 million or 29.0%, to $64.1 million for the three months ended September 30, 2010 from $49.6 million for the same period in 2009.  Average selling price per pound for the three months ended September 30, 2010 was $1.44 as compared to $1.37 for the same period of 2009 primarily due to changes in product mix.  We sold 44.5 million pounds of product during the three months ended September 30, 2010, which was a 23.0% increase driven by all business lines from the 36.2 million pounds sold during the comparable period in 2009.

Cost of Sales. Cost of sales increased by $10.7 million, or 33.5%, to $42.8 million for the three months ended September 30, 2010 from $32.1 million for the same period of 2009.  The increase was primarily attributable to higher volumes as well as an increase in average material costs of 16.7% for the three months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $3.6 million, or 20.9% to $21.2 million for the three months ended September 30, 2010 from $17.6 million for the same period in 2009.  Gross margin as a percent of net sales was 33.2% for the three months ended September 30, 2010 compared to 35.4% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 1.7% to $7.3 million, or 11.3% of net sales for the three months ended September 30, 2010 from $7.1 million, or 14.4% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to increased sales force expense driven by higher sales and an increase in marketing expense.

Operating Income. Operating income increased by $3.5 million to $13.9 million for the three months ended September 30, 2010 from $10.4 million in the comparable period of 2009 primarily due to higher sales in 2010.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

The following table summarizes certain financial information relating to the AZEK Building Products segment results for the nine months ended September 30, 2010 and 2009 that have been derived from the Company’s consolidated financial statements:
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$187,195	$139,714	$47,481	34.0%
Cost of sales	127,291	92,062	35,229	38.3
Gross margin	59,904	47,652	12,252	25.7
Selling, general and administrative expenses	22,283	19,889	2,394	12.0
Impairment of goodwill and long-lived assets	599	14,912	(14,313)	-96.0
Loss on sale of property	254	17	237	1,394.1
Segment operating income	$36,768	$12,834	$23,934	186.5%

Net Sales. Net sales increased by $47.5 million or 34.0%, to $187.2 million for the nine months ended September 30, 2010 from $139.7 million for the same period in 2009.  Average selling price per pound for the nine months ended September 30, 2010 was $1.41 as compared to $1.34 for the same period of 2009 primarily due to changes in product mix.  We sold 132.7 million pounds of product during the nine months ended September 30, 2010, which was a 27.0% increase from the 104.5 million pounds sold during the comparable period in 2009.  AZEK Deck and AZEK Rail product lines were the primary drivers of the increase in pounds sold.

Cost of Sales. Cost of sales increased by $35.2 million, or 38.3%, to $127.3 million for the nine months ended September 30, 2010 from $92.1 million for the same period of 2009.  The increase was primarily attributable to higher volumes as well as an increase in average material costs of 33.6% for the nine months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $12.2 million, or 25.7% to $59.9 million for the nine months ended September 30, 2010 from $47.7 million for the same period in 2009.  Gross margin as a percent of net sales was 32.0% for the nine months ended September 30, 2010 compared to 34.1% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 12.0% to $22.3 million, or 11.9% of net sales for the nine months ended September 30, 2010 from $19.9 million, or 14.2% of net sales for the same period in 2009.  The increase in selling, general and administrative expense was primarily attributable to marketing programs and sales force expense.

Operating Income. Operating income increased by $24.0 million to $36.8 million for the nine months ended September 30, 2010 from $12.8 million in the comparable period of 2009 primarily due to the goodwill impairment expense that did not recur in 2010 and increased sales.

Scranton Products

 Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Scranton Products segment results for the three months ended September 30, 2010 and 2009 that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$17,282	$18,437	$(1,155)	-6.3%
Cost of sales	10,705	9,805	900	9.2
Gross margin	6,577	8,632	(2,055)	-23.8
Selling, general and administrative expenses	2,318	2,508	(190)	-7.6
Segment operating income	$4,259	$6,124	$(1,865)	-30.5%

Net Sales. Net sales decreased by $1.1 million or 6.3% to $17.3 million for the three months ended September 30, 2010 from $18.4 million for the same period in 2009.  Overall, we sold 6.6 million pounds of product in the three months ended September 30, 2010, which is a decrease of 5.8% from the 7.0 million pounds sold during the comparable period in 2009.  Softness in the commercial construction market impacted volumes in the third quarter of 2010.  Average selling price per pound for the three months ended September 30, 2010 was $2.63 compared to $2.64 for the same period of 2009.

Cost of Sales. Cost of sales increased by $0.9 million, or 9.2%, to $10.7 million for the three months ended September 30, 2010 from $9.8 million for the same period of 2009.  The increase was primarily attributable to an increase in average material costs of 16.7% for the three months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $2.0 million, or 23.8% to $6.6 million for the three months ended September 30, 2010 from $8.6 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 38.1% for the three months ended September 30, 2010 from 46.8% for the same period in 2009 due to higher material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 7.6% to $2.3 million, or 13.4% of net sales for the three months ended September 30, 2010 from $2.5 million, or 13.6% of net sales for the same period in 2009.  The decrease in selling, general and administrative expenses was primarily related to a decrease bad debt expense.

Operating Income. Operating income decreased by $1.8 million, or 30.5%, to $4.3 million for the three months ended September 30, 2010 from $6.1 million for the comparable period in 2009, primarily due to the decrease in sales.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Scranton Products segment results for the nine months ended September 30, 2010 and 2009 that have been derived from its consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$47,310	$54,934	$(7,624)	-13.9%
Cost of sales	27,917	30,398	(2,481)	-8.2
Gross margin	19,393	24,536	(5,143)	-21.0
Selling, general and administrative expenses	7,084	7,188	(104)	-1.4
Impairment of goodwill and long-lived assets	—	3,273	(3,273)	-100.0
Loss on disposal of property	49	126	(77)	-61.1
Segment operating income	$12,260	$20,495	$(8,235)	-40.2%

Net Sales. Net sales decreased by $7.6 million or 13.9% to $47.3 million for the nine months ended September 30, 2010 from $54.9 million for the same period in 2009.  Overall, we sold 17.9 million pounds of product in the nine months ended September 30, 2010, which is a decrease of 17.5% from the 21.7 million pounds sold during the comparable period in 2009.  Softness in the commercial construction market impacted volumes in the nine months ended September 30, 2010.  Average selling price per pound for the nine months ended September 30, 2010 was $2.64 compared to $2.53 for the same period in 2009 due to lighter product materials.

Cost of Sales. Cost of sales decreased by $2.5 million, or 8.2%, to $27.9 million for the nine months ended September 30, 2010 from $30.4 million for the same period of 2009.  The decrease was primarily attributable to a decrease in volumes for the nine months ended September 30, 2010 compared to the same period in 2009.  Average resin costs increased 33.6% for the nine months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin decreased by $5.1 million, or 21.0% to $19.4 million for the nine months ended September 30, 2010 from $24.5 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 41.0% for the nine months ended September 30, 2010 from 44.7% for the same period in 2009 due to higher material cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 1.4 % to $7.1 million, or 15.0% of net sales for the nine months ended September 30, 2010 from $7.2 million, or 13.1% of net sales for the same period in 2009.  The decrease in selling, general and administrative expenses was primarily related to a decrease in bad debt expense.

Operating Income. Operating income decreased by $8.2 million, or 40.2%, to $12.3 million for the nine months ended September 30, 2010 from $20.5 million for the comparable period in 2009, primarily due to the revision of the goodwill impairment charges that occurred in 2009 and the decrease in sales.

Vycom

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Vycom segment results for the three months ended September 30, 2010 and 2009 that have been derived from its consolidated financial statements:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$15,264	$10,324	$4,940	47.8%
Cost of sales	12,983	8,430	4,553	54.0
Gross margin	2,281	1,894	387	20.4
Selling, general and administrative expenses	1,540	1,247	293	23.5
Loss on disposal of property	37	—	37	100.0
Segment operating income	$704	$647	$57	8.8%

Net Sales. Net sales increased by $5.0 million or 47.8% to $15.3 million for the three months ended September 30, 2010 from $10.3 million for the same period in 2009.  Overall, we sold 12.7 million pounds of product in the three months ended September 30, 2010, which is an increase of 48.6% from the 8.5 million pounds sold during the comparable period in 2009.  Average selling price per pound for the three months ended September 30, 2010 was $1.20 compared to $1.21 for the same period in 2009 due to changes in product mix.

Cost of Sales. Cost of sales increased by $4.6 million, or 54.0%, to $13.0 million for the three months ended September 30, 2010 from $8.4 million for the same period of 2009.  The increase was primarily attributable to an increase in volumes as well as an increase in average material costs for the three months ended September 30, 2010 compared to the same period in 2009.  Average resin costs increased 16.7% for the three months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $0.4 million, or 20.4% to $2.3 million for the three months ended September 30, 2010 from $1.9 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 14.9% for the three months ended September 30, 2010 from 18.3% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or 23.5% to $1.5 million, or 10.1% of net sales for the three months ended September 30, 2010 from $1.2 million, or 12.1% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense due to higher volumes.

Operating Income. Operating income increased by $0.1 million to $0.7 million for the three months ended September 30, 2010 from $0.6 million in the comparable period of 2009, primarily due to higher sales in 2010.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

The following table summarizes certain financial information relating to the Vycom segment results for the nine months ended September 30, 2010 and 2009 that have been derived from its consolidated financial statements:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$42,498	$27,530	$14,968	54.4%
Cost of sales	35,623	21,421	14,202	66.3
Gross margin	6,875	6,109	766	12.5
Selling, general and administrative expenses	4,852	3,790	1,062	28.0
Impairment of goodwill and long-lived assets	—	2,769	(2,769)	-100.0
Loss on disposal of property	37	—	37	100.0
Segment operating income (loss)	$1,986	$(450)	$2,436	541.3%

Net Sales. Net sales increased by $15.0 million or 54.4% to $42.5 million for the nine months ended September 30, 2010 from $27.5 million for the same period in 2009.  Overall, we sold 35.9 million pounds of product in the nine months ended September 30, 2010, which is an increase of 61.5% from the 22.2 million pounds sold during the comparable period in 2009.  Average selling price per pound for the nine months ended September 30, 2010 was $1.18 compared to $1.24 for the same period of 2009 due to changes in product mix.

Cost of Sales. Cost of sales increased by $14.2 million, or 66.3%, to $35.6 million for the nine months ended September 30, 2010 from $21.4 million for the same period of 2009.  The increase was primarily attributable to an increase in volumes as well as an increase in average material costs for the nine months ended September 30, 2010 compared to the same period in 2009.  Average resin costs increased 33.6% for the nine months ended September 30, 2010 compared to the same period in 2009.

Gross Margin. Gross margin increased by $0.8 million, or 12.5% to $6.9 million for the nine months ended September 30, 2010 from $6.1 million for the same period in 2009.  Gross margin as a percent of net sales decreased to 16.2% for the nine months ended September 30, 2010 from 22.2% for the same period in 2009.  This decrease was primarily attributable to increased material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 28.0% to $4.9 million, or 11.4% of net sales for the nine months ended September 30, 2010 from $3.8 million, or 13.8% of net sales for the same period in 2009.  The increase in selling, general and administrative expenses was primarily related to marketing programs and sales expense due to higher volumes.

Operating Income. Operating income increased by $2.5 million to $2.0 million for the nine months ended September 30, 2010 from a loss of ($0.5) million in the comparable period of 2009, primarily due to the goodwill impairment expense that did not recur in 2010.

Corporate Costs

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

The following table summarizes certain information relating to our corporate costs for the three months ended September 30, 2010 and 2009, which include corporate payroll costs, as well as corporate-related professional fees.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$—	$—	$—	—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	3,312	3,262	50	1.5%
Segment operating loss	$(3,312)	$(3,262)	$(50)	-1.5%

General and Administrative Expenses. Corporate general and administrative expenses remained flat at $3.3 million for the three months ended September 30, 2010 and September 30, 2009.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

The following table summarizes certain information relating to our corporate costs for the nine months ended September 30, 2010 and 2009, which include corporate payroll costs, as well as corporate-related professional fees.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2010	2009	Variance	Variance
Net sales	$—	$—	—	—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—
General and administrative expenses	9,437	10,183	746	7.3%
Segment operating loss	$(9,437)	$(10,183)	746	7.3%

General and Administrative Expenses. Corporate general and administrative expenses decreased by $0.8 million, or 7.3%, to $9.4 million for the nine months ended September 30, 2010 from $10.2 million for the nine months ended September 30, 2009.  The decrease in general and administrative expenses was primarily attributable to lower professional fees.

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

Net cash provided by operating activities was $23.8 million and $33.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in cash provided by operating activities in the 2010 period compared to the 2009 period was primarily due to a larger increase in trade accounts receivable driven by increased sales.  Key indicators that we use to monitor our cash flow include accounts receivable days and inventory turnover days.  Accounts receivable days were 29 at September 30, 2010 and 32 days at September 30, 2009.  Our inventory turnover days were 49 at September 30, 2010 compared to 50 at September 30, 2009.

Net cash used in investing activities was $10.0 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, cash used in investing activities related to $10.0 million in capital expenditures primarily related to additional manufacturing capacity at our Foley location and building and land improvements at our Keyser facility, as well as normal capital expenditures.  For the nine months ended September 30, 2009, cash used in investing activities related to $4.1 million in capital expenditures and $0.9 million related to the Composatron Acquisition.  We estimate that capital expenditures for 2010 will be $15.0 million to $20.0 million.

Net cash used in financing activities was $6.7 million and $8.0 million for the nine months ended September 30, 2010 and 2009, respectively.  In the first quarter of 2010, we borrowed $10.0 million under our revolving credit facility and repaid the $10.0 million in the second quarter of 2010.  In the nine months ended September 30, 2010, we paid $1.6 million in long-term obligations and made payments of $5.0 million on behalf of Holdings.  In the nine months ended September 30, 2009, we paid $1.6 million in long-term obligations and made payments of $1.4 million on behalf of Holdings.  In the second quarter of 2009, we paid $5.0 million on our credit facility.

Floating Rate Notes and Fixed Rate Notes. CPG had approximately $128.0 million aggregate principal amount of Senior Unsecured Floating Rate Notes due 2012 (the “Floating Rate Notes”) and $150.0 million aggregate principal amount of 10½% Senior Unsecured Notes due 2013 (the “Fixed Rate Notes,” and collectively with the Floating Rate Notes, the “Notes”) outstanding at September 30, 2010.  The Notes have been guaranteed by the Company and all of the domestic subsidiaries of CPG.  The indenture governing the Notes, which is material to our company, contains a number of covenants that, among other things, restrict CPG’s ability, and the ability of any subsidiary guarantors, subject to certain exceptions, to sell assets, incur additional debt, repay other debt, pay dividends and distributions on CPG’s capital stock or repurchase CPG’s capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.

Credit Agreements.

The Loan Agreement

  On February 13, 2008, the Company and its subsidiaries, including AZEK Building Products Inc., Procell Decking Inc (“Procell”) and Scranton Products Inc. (AZEK Building Products Inc. and Procell on one hand and Scranton Products Inc. on the other hand each a “group”) entered into the Loan Agreement with Wells Fargo Bank, N.A., as administrative agent, General Electric Capital Corporation, as syndication agent and the lenders from time to time party thereto. AZEK Building Products Inc., Procell and Scranton Products Inc. are the borrowers under the Loan Agreement. The Loan Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility provides for an aggregate maximum credit of $65.0 million.  The borrowing capacity available to each group is limited by a borrowing base.  For each group, the borrowing base is limited to a percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent in the exercise of its reasonable business judgment.  The Revolving Credit Facility provides for interest on outstanding principal thereunder at a fluctuating rate, at our option, at (i) the base rate (prime rate) plus a spread of up to 0.5%, or (ii) adjusted LIBOR plus a spread of 1.5% to 2.25% or (iii) a combination thereof.

The obligations under the Loan Agreement are secured by substantially all of our present and future assets including equity interests of our domestic subsidiaries and 65% of the equity interests of our first-tier foreign subsidiaries, but excluding real property, and are guaranteed by the Company and its wholly owned domestic subsidiaries.

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

The Loan Agreement contains negative covenants that, subject to certain exceptions and limitations, restrict our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness or issue guarantees; grant liens; make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions and other business combinations; make loans and investments; enter into sale and leaseback transactions; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; or prepay or repurchase indebtedness.  The covenants under the Revolving Credit Facility also include a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million.  See “—Covenant Ratios in Indenture and Credit Agreements” below.

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

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt and equity issuances, asset dispositions (subject to certain reinvestment rights), excess cash flow and extraordinary receipts.  The borrowers were required to repay the outstanding principal under the Term Loan Agreement in quarterly installments of $62,500 from March 31, 2008 through December 31, 2010, with the remaining outstanding principal balance under the Term Loan Agreement due on the maturity date, no later than February 28, 2011.  The Term Loan Agreement contained a mandatory prepayment based on excess cash flows at December 31, 2009, which was payable on April 5, 2010.  We applied for and obtained a waiver to release our obligation under this prepayment.  In addition, on July 26, 2010, the Company and its subsidiaries entered into an amendment to the Term Loan Agreement, which amended certain provisions of the Term Loan Agreement, including, but not limited to (1) deleting the requirement to mandatorily prepay loans under the Term Loan Agreement with excess cash proceeds, (2) extending the maturity date of the Term Loan Agreement from February 28, 2011 to April 30, 2012 and (3) revising the Term Loan Agreement’s amortization schedule to provide for quarterly installments of $62,500 through March 31, 2012, with the remaining outstanding principal balance of the Term Loan due no later than April 30, 2012.

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

Our Revolving Credit Agreement includes a financial covenant that requires us to maintain, when our average excess availability falls below $7.5 million, a minimum fixed charge coverage ratio (generally defined as the ratio of (a) amount of (i) our Adjusted EBITDA for the 12-month period ended prior to the relevant month end, less (ii) capital expenditures made during such period, and less (iii) cash taxes paid during such period, and less (iv) cash dividend and equity redemption payments to (b) the sum of all cash interest expense and certain regularly scheduled prepayments of debt made during such period) equal to at least 1.0 to 1.0, for each month until such time as our average excess availability over 90 days or 180 days (as applicable) exceeds $7.5 million.  At September 30, 2010, the Company had an available borrowing base of $37.6 million.

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

The following table sets forth the Senior Secured Leverage Ratio pursuant to our Term Loan Agreement, as well as the amount of senior secured indebtedness and Adjusted EBITDA, on a pro forma basis as defined by our Term Loan Agreement:

		Twelve Months
		Ended
		September 30,
(Dollars in thousands)	Covenant Amount	2010
Senior Secured Leverage Ratio	Maximum of 2.5x	0.45	x
Senior secured indebtedness		$29,360
Adjusted EBITDA		$65,279

The following table provides the calculation of Adjusted EBITDA, pursuant to the covenants described above in our credit agreements and indenture, for the twelve month period ended September 30, 2010:

		Add:	Less:
		Nine	Nine
		Months	Months	Twelve Months
	Year Ended	Ended	Ended	Ended
(Dollars in thousands)	December 31,	September 30,	September 30,	September 30,
	2009	2010	2009	2010
Net (loss) income (a)	$(10,306)	$13,451	$(975)	$4,120
Interest expense, net (a)	31,347	23,204	23,722	30,829
Income tax (benefit) expense	(111)	4,943	285	4,547
Depreciation and amortization	21,604	15,965	15,996	21,573
EBITDA	42,534	57,563	39,028	61,069
Impairment of goodwill and long-lived assets	14,408	599	14,408	599
Relocation and hiring costs	474	82	110	446
Management fee and expenses (b)	1,740	1,170	1,345	1,565
Severance costs	412	35	367	80
Lease termination fees	657	19	—	676
Non-cash compensation charge	97	24	50	71
Disposal of fixed assets	525	340	143	722
Registration expenses related to Notes (c)	26	51	26	51
Adjusted EBITDA	$60,873	$59,883	$55,477	$65,279
_____________

(a) Net loss and interest expense each includes the amortization of approximately $1.6 million of deferred financing costs classified as interest expense for the nine months ended September 30, 2010.

(b)	Represents the elimination of the AEA Investors management fee and expenses that were charged during the period presented.

(c)        Represents charges related to our registration statement for the Notes.

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

Long-term Liquidity. At September 30, 2010, we had the availability of approximately $37.6 million under our Revolving Credit Facility.  We anticipate that the funds generated by our operations, as well as funds available under our Revolving Credit Facility, will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years.  There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future performance and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.  We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity.  Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost and lack of availability of resin and our ability to pass through costs or price increases to cover such costs on a timely basis, our ability to protect our intellectual property, rising interest rates, a decline in gross domestic product levels, weakening of the residential, commercial and institutional construction markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.  The capital and credit markets have been recently experiencing severe volatility and disruption.  Although we believe we have sufficient liquidity under our Revolving Credit Facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2010.  This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities.  This table also excludes payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond September 30, 2010 for certain of these liabilities.

		Due in
		Less than 1	Due in	Due in	Due after
(Dollars in thousands)	Total	Year	1-3 years	3-5 years	5 years
Long term debt	$302,313	$250	$302,063	$—	$—
Interest on Notes and Term Loan (a)	55,933	441	55,492	—	—
Raw materials in transit	911	911	—	—	—
Capital lease obligations	12,811	2,057	1,767	1,077	7,910
Operating lease obligations	4,909	402	2,197	1,298	1,012
Total (b)	$376,877	$4,061	$361,519	$2,375	$8,922

__________________

(a)	The interest rates used in the calculation of our interest payments were 10.5% related to our Fixed Notes, 7.5% related to our Floating Rate Notes and 7.25% related to our Term Loan.
(b)
As of November 8, 2010, our Revolving Credit Facility had a balance of $0 outstanding and a letter of credit of $1.4 million held against it.  Availability under the Revolving Credit Facility was approximately $37.6 million at September 30, 2010.

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

From time to time, we are subject to litigation in the ordinary course of business.  Currently, there are no claims or proceedings against us that we believe would be expected to have a material adverse effect on our business or financial condition, results of operations or cash flows.

Item 1A.                      Risk Factors.

For the nine months ended September 30, 2010, there were no material changes from the risk factors discussed in the Company’s 10-K for the year ended December 31, 2009.  You should carefully consider these risk factors as well as the other information contained in this report, including our condensed consolidated financial statements and related notes.

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

      CPG International Inc.

Date: November 12, 2010	By:	/s/ SCOTT HARRISON
Scott Harrison
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer